Form 10-Q
period 2000-03-31
IPRINT COM INC
filed 2000-05-15
CIK 1099795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission file number: 0-29733


                                IPRINT.COM, INC.
             (Exact name of registrant as specified in its charter)




               DELAWARE                                    77-0436465
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification Number)

                               1450 ODDSTAD DRIVE
                             REDWOOD CITY, CA 94063
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 298-8500





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _ No _X_

As of April 30, 2000, 29,929,970 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                                IPRINT.COM, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

           Item 1.     Condensed Financial Statements

                       Condensed Balance Sheets at March 31, 2000
                       and December 31, 1999...............................    3

                       Condensed Statements of Operations for the three
                       months ended March 31, 2000 and 1999................    4

                       Condensed Statements of Cash Flows for the three
                       months ended March 31, 2000 and 1999................    5

                       Notes to Condensed Financial Statements.............    6

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations..........................................    9

           Item 3.     Quantitative and Qualitative Disclosures About
                       Market Risks........................................   15

PART II.   OTHER INFORMATION

           Item 2.     Changes in Securities and Use of
                       Proceeds............................................   16

           Item 4.     Submission of Matters to Vote of Security Holders...   17

           Item 5.     Other Information...................................   17

           Item 6.     Exhibits and Reports on Form 8-K....................   17

                            Exhibits.......................................   17

                            Reports on Form 8-K............................   18

SIGNATURE               ...................................................   19

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                IPRINT.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         March 31,          December 31,
                                                                                            2000                1999
                                                                                      -----------------   -----------------
                                                                                        (Unaudited)          (Audited)

                                              ASSETS
Current assets:
     Cash and cash equivalents                                                            $  40,284           $  15,080
     Short-term investments                                                                  12,243                   -
     Accounts and other receivables                                                             616                 255
     Prepaid expenses and other current assets                                                  955                 892
                                                                                      -----------------   -----------------
         Total current assets                                                                54,098              16,227

Property and equipment, net                                                                   2,933               2,136
Deposits and other assets                                                                       302                   -
                                                                                      -----------------   -----------------

                                                                                          $  57,333          $   18,363
                                                                                      =================   =================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $    3,080        $        935
     Accrued and other current liabilities                                                    2,671               2,061
     Current portion of bank borrowings and capital lease                                       196                  96
     Software licensing                                                                           -                  60
     Deferred revenue                                                                            68                   -
                                                                                      -----------------   -----------------
         Total current liabilities                                                            6,015               3,152

Non-current portion of loan and lease                                                            17                 119
Redeemable convertible preferred stock                                                            -              30,793

Stockholders' equity:
     Common stock and additional paid-in capital                                             84,520               4,080
     Notes receivable from stockholder                                                         (655)               (655)
     Deferred compensation, net                                                              (4,814)             (3,239)
     Accumulated deficit                                                                    (27,750)            (15,887)
                                                                                      -----------------   -----------------
Total stockholders' equity                                                                   51,301             (15,701)
                                                                                      -----------------   -----------------

                                                                                         $   57,333          $   18,363
                                                                                      =================   =================

                              SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               -----------------------------
                                                                                   2000           1999
                                                                               -----------------------------
Revenues:
   Printed products                                                             $    2,859       $    276
   Other                                                                               173             10
                                                                               -------------- --------------
Total revenues                                                                       3,032            286

Cost of sales:
   Printed products                                                                  2,176            187
   Other                                                                                15              1
                                                                               -------------- --------------
Total cost of sales                                                                  2,191            188

Operating expenses:
   Research and development (net of $150 and $5 noncash compensation expense)        1,610            555
   Sales and marketing (net of $257 and $7 noncash compensation expense)             8,730            555
   General and administrative (net of $333 and $9 noncash compensation               1,896            283
   expense)
   Amortization of deferred compensation                                               740             21
                                                                               -------------- --------------
Total operating expenses                                                            12,976          1,414

Other income (expense), net                                                            272             19
                                                                               -------------- --------------
Net loss                                                                        $  (11,863)      $ (1,297)
Forgiveness of mandatory redemption right of redeemable
    convertible preferred stock                                                          -            470
                                                                               -------------- --------------
Net loss attributable to common stock                                           $  (11,863)      $   (827)
                                                                               ============== ==============

Basic and diluted net loss per share                                            $    (0.86)      $  (0.12)
                                                                               ============== ==============

Shares used to calculate basic and diluted net loss per share                       13,832          6,996
                                                                               ============== ==============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                             ---------------------------------
                                                                                  2000            1999
                                                                             ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $   (11,863)      $      (827)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                   246                21
     Amortization of deferred compensation                                           715                21
     Changes in assets and liabilities:
         Accounts receivable                                                        (361)               (9)
         Current and other long-term assets                                         (365)               (7)
         Accounts payable                                                          2,145               (61)
         Accrued liabilities                                                         610                45
         Deferred revenue                                                             68                 -
                                                                             ---------------  ----------------

Net cash used in operating activities                                             (8,805)             (817)
                                                                             ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                              (12,243)                -
Capital expenditures                                                              (1,043)             (136)
                                                                             ---------------  ----------------

Net cash used in investing activities                                            (13,286)             (136)
                                                                             ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from bank loans                                                   (2)              235
Payment of notes payable                                                             (60)              (24)
Proceeds from issuance of preferred and common stock, net of issuance costs       47,357             7,065
                                                                             ---------------  ----------------

Net cash provided by financing activities                                         47,295             7,276
                                                                             ---------------  ----------------

Net change in cash and cash equivalents                                           25,204             6,323
Cash and cash equivalents at beginning of period                                  15,080               299
                                                                             ---------------  ----------------

Cash and cash equivalents at end of period                                   $    40,284      $      6,622
                                                                             ===============  ================

SUPPLEMENTARY INFORMATION:
Interest paid                                                                $         4      $          8

FINANCING ACTIVITY:
Proceeds form Initial Public Offering, net of issuance costs                  $   46,866      $          -
Deferred compensation related to stock options                                $    2,290      $        166
Conversion of redeemable preferred stock into common stock                    $   30,793      $          -



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of iPrint.com, inc. ("iPrint") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 1999 included in our Registration Statement on Form S-1 (Registration No. 333-91841 dated March 7, 2000).

2.       NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per common share.

         -------------------------------------------------------------------------------------------
         (In thousands except per share amounts)                    Three Months Ended March 31,
         -------------------------------------------------------------------------------------------
                                                                      2000                 1999
                                                                      ----                 ----
         NUMERATOR:
         Net loss                                                $  (11,863)          $  (1,297)
         Preferred stock - forgiveness of mandatory redemption            -                 470
         Numerator for basic and diluted  earnings per share -  -----------------   -----------------
         loss attributable to common stockholders                   (11,863)               (827)

         DENOMINATOR:
         Denominator for basic and diluted  earnings per share
         - weighted average shares                                   13,832               6,996

         Basic and diluted net loss per share                    $    (0.86)          $   (0.12)
         --------------------------------------------------------------------------------------------


The computation of basic and diluted earnings per share does not include options to purchase 2,168,013 shares of common stock at exercise prices ranging from $0.01 to $15.688 and warrants to purchase 105,500 shares of common stock at exercise prices ranging from $0.32 to $10.00 as their effect would be antidilutive.

3.       COMPREHENSIVE INCOME

SFAS No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. To date, the Company has not had any transactions that are required to be reported in other comprehensive income.

4.       DEFERRED STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2000, the Company recorded deferred stock-based compensation of $6.2 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

5.       INITIAL PUBLIC OFFERING

During the quarter, the Company completed the initial public offering of its common stock. On March 8, 2000, the Company sold 4,500,000 shares and on March 16, 2000, the Company sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option, for a total of 5,175,000 shares of common stock registered under the Registration Statement on Form S-1 (No. 333-91841). The Company received $48.1 million in cash, net of underwriting discounts and commissions. The net proceeds were predominately held in commercial paper, government agency securities and money market funds at March 31, 2000. Upon the closing of the offering, all of the Company's preferred stock automatically converted into an aggregate of 16,070,581 shares of Common Stock.

6.       BARTER TRANSACTIONS

For the quarter ended March 31, 2000, the Company had advertising barter transactions whereby its advertisement was placed on a co-labeled third party's website in exchange for certain of its products offered to customers of the co-labeled third party. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the quarter ended March 31, 2000 amounted to $149,000.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 30, 2000. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

8.       LIQUIDITY AND FINANCIAL VIABILITY

In the course of its growth and development activities, the Company has sustained continuing operating losses. Future capital uses and requirements depend on numerous factors, including growth associated with product and service offerings, potential geographic expansion, the size, timing and structure of any acquisitions that the Company may complete, its rate of revenue growth, its operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining its network infrastructure and other systems. Such capital uses and requirements may increase in future periods. While the Company is developing an operating plan that will enable the business to continue without additional funds, its inability to implement such a plan may require the Company to raise additional capital to fund its operations prior to reaching profitability through equity or debt financings or from other sources. The inability to obtain sufficient funds may require the Company to limit the marketing of its products, license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop and market themselves, or delay, scale back or eliminate some or all of its research and product development programs.

9.       SUBSEQUENT EVENT

 On April 6, 2000, iPrint.com entered into an agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. The Print Center will be promoted in Yahoo!'s online properties and will allow access to print services offered on the iPrint.com website. As part of the agreement, iPrint.com will offer free business cards to new registrants of Yahoo!'s email service. iPrint.com is obliged to pay Yahoo! a fee of eight million dollars in installments over the next four fiscal quarters in connection with this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT, AND IN CONJUNCTION WITH THE CORRESPONDING DISCUSSION INCLUDED IN OUR FINAL PROSPECTUS IN CONNECTION WITH OUR INITIAL PUBLIC OFFERING. IN ADDITION TO HISTORICAL INFORMATION, THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, IN PARTICULAR RELATING TO OUR EXPECTATIONS REGARDING OUR FUTURE OPERATING EXPENSES AND CAPITAL REQUIREMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH OR INCORPORATED BY REFERENCE UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

We are an online provider of print and private-labeled print services focused on the business market. Our online print shops offer customers a one-stop shop for addressing their printing needs.

Since our inception, we have incurred significant net losses primarily as a result of costs associated with developing our websites and our marketing efforts. From inception through March 31, 2000, we accumulated net losses of $27.8 million. As we seek to expand our business, our operating expenses may increase as a result of financial commitments related to expanded advertising and promotional campaigns, the development of additional marketing channels, relationships with destination websites to increase traffic to our website, enhancements to our iPrint.com and related websites and other capital expenditures. We expect that we will incur losses and generate negative cash flow from operations through the end of next year. Our ability to achieve profitability depends upon our ability to substantially increase our sales, increase our gross margins, and reduce our operating expenses. Because we are an Internet company engaged in electronic commerce, our business is subject to significant changes in technology and marketing techniques. In view of our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We generate revenues from the sale of a variety of printed products to end user customers. Our products and services are available to our customers through our iPrint.com website, our managed iPrint.com marketing relationship and co-labeled websites, our private-labeled websites and our specialized print services. We do not recognize revenues until the product has shipped, collection of the receivable is probable, and our commercial print vendors have fulfilled all of our contractual obligations to the customer. We take title to all products that we instruct our commercial print vendors to produce. We believe that purchases by businesses account for a majority of our revenues and purchases by consumers account for a significant portion of our revenues.

For the quarter ending March 31, 2000, approximately 21% of our revenues were derived from shipping and handling fees compared to 16% for the same period in 1999. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $149,000, which represented approximately 5% of our revenues, from barter transactions for the quarter ending March 31, 2000 compared to $29,000 or 10% of our revenues for the same period in 1999. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.

           Percentage of Total Revenues:                              Three Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                     2000            1999
                                                                 ------------------------------

           Revenues                                                   100.0%          100.0%
           Cost of sales                                               72.3            65.7
                                                                 --------------  --------------
           Gross margins                                               27.7            34.3

           Operating expenses:
              Research and development                                 53.1           194.1
              Sales and marketing                                     287.9           194.1
              General and administrative                               62.5            99.0
              Amortization of deferred compensation                    24.4             7.3
                                                                 --------------  --------------
           Total operating expenses                                   427.9           494.5

           Loss from operations                                      (400.2)         (460.2)
           Other income (expense), net                                  9.0             6.6
                                                                 --------------  --------------
           Net loss                                                 (391.3)%         (453.6)%


REVENUES

We derive our revenues from the sales of various printed products and related services. Revenues were $3.0 million and $0.3 million for the quarters ended March 31, 2000 and 1999, representing an increase of $2.7 million, or 960%, in 2000 over the comparable period in 1999. The growth in revenues was due to a higher number of orders, substantially all of which resulted from our promotional offers, increased customer activity on our iPrint.com, co-labeled and private-labeled websites as well as our specialized print services.

The following table sets forth percentage of revenues by channel for the periods indicated.

           Percentage of  Revenues by Channel:                        Three Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                     2000            1999
                                                                 ------------------------------

           iPrint.com website                                          58%             51%
           Marketing relationship and co-labeled websites              18              34
           Private labeled websites                                     5              15
           Specialized print services                                  19               -
                                                                 --------------  --------------
              Total                                                   100%            100%


COST OF SALES

Cost of sales increased to $2.2 million for the quarter ended March 31, 2000 from $0.2 million for the same period in 1999. The increase was primarily due to increased orders placed by customers through all our distribution channels.

GROSS MARGINS

Gross margins decreased to 27.7% for the quarter ended March 31, 2000 from 34.3% for the same period in 1999. This 6.6% decrease in gross margins consists primarily of a shift in product mix to lower margin items which accounted for 6.7% of this decrease and increased specialized print services revenue at lower margins than our other distribution channels which accounted for 3.5% of this decrease. These decreases were offset by revenue from web advertising sales and other business development deals which accounted for an increase of 3.6%.

RESEARCH AND DEVELOPMENT

During the quarter ended March 31, 2000, research and development expenses were $1.6 million, an increase of 190% over research and development expenses of $555,000 for the same period in 1999. The increase was primarily attributable to increases in the number of research and development personnel and in consultant and outside contractor costs as we increased the functionality of our iPrint.com and related websites and broadened our product offerings. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

SALES AND MARKETING

During the quarter ended March 31, 2000, sales and marketing expenses were $8.7 million, an increase of 1473% over sales and marketing expenses of $555,000 for the same period in 1999. This increase was primarily the result of a $5.9 million increase in advertising and promotional spending and $750,000 for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $1.2 million. We expect our sales and marketing expenses to decrease on an absolute dollar basis in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

During the quarter ended March 31, 2000, general and administrative expenses were $1.9 million, an increase of 570% over general and administrative expenses of $283,000 for the same period in 1999. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. We believe general and administrative expenses will decrease on an absolute dollar basis in future periods.

AMORTIZATION OF STOCK-BASED COMPENSATION

During the quarter ended March 31, 2000, amortization of stock-based compensation increased to $740,000 from $21,000 for the same period in 1999. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of March 31, 2000, we had a remaining balance of $4.8 million of deferred compensation to be amortized.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased to $272,000 for the quarter ended March 31, 2000 from $19,000 for the same period in 1999. This increase is primarily due to interest income earned from higher average cash balances as a result of proceeds from our initial public offering that was completed during March, 2000.

NET LOSS

Net loss increased to $11.9 million for the quarter ended March 31, 2000 from $1.3 million for the same period in 1999. The $10.6 million increase in net loss was the result of increased spending in research and development, sales and marketing, general and administrative, and amortization of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we funded our operations primarily with $32.3 million raised through the private sale of our equity securities. On March 8, 2000, we sold 4,500,000 shares of common stock as part of our initial public offering and completed the offering on March 16, 2000 when we sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option for a total of 5,175,000 shares of common stock issued and sold at $10.00 per share. As a result, we received approximately $48.1 million in cash proceeds, net of underwriting discounts and commissions. As of March 31, 2000, we had cash and cash equivalents of $52.5 million. At December 31, 1999, we had a term loan of $225,000 with Silicon Valley Bank. This loan was completely paid off during the quarter ended March 31, 2000 and we have no further credit arrangements with Silicon Valley Bank. We currently have a $2.0 million line of credit with Imperial Bank that expires on February 16, 2001 and as of March 31, 2000 we have $190,000 in borrowings.

Net cash used in operations for the quarter ended March 31, 2000 was $8.8 million compared with $1.6 million for the same period in 1999 primarily the result of net loss of $11.9 million adjusted for depreciation and amortization expense of deferred stock compensation. Cash outflow for the quarter was primarily for operating activities, including growth in our accounts receivable due to higher custom sales, prepaid expenses and deposits. Cash usage was partially offset by increases in accounts payable and accrued liabilities related primarily to higher sales and marketing expenses, and deferred revenue.

Net cash used in investing activities was $13.3 million for the period ended March 31, 2000 compared with $137,000 for the same period in 1999. The cash used in investing activities was related to short-term investment purchases of $12.2 million and $1.0 million purchases of property and equipment.

Net cash provided by financing activities was $47.3 million for the quarter ended March 31, 2000, compared to $8.1 million for the same period in 1999. Cash provided by financing activities was primarily from proceeds of the initial public offering of our common stock and exercises of stock options. Cash inflow was partially offset by payments of notes payable and bank loan.

In April, 2000, we entered into an agreement with Yahoo! under which iPrint.com is a featured merchant in Yahoo!'s Print Center (see Note 9 of Notes to Consolidated Financial Statements). Under the terms of the agreement, we are obligated to pay Yahoo! a fee of eight million dollars payable in installments over the next four fiscal quarters.

As of March 31, 2000, we had an aggregate of $4.8 million in future operating lease obligations of which $0.9 million is to be paid within the next twelve months. These leases are for 24,100 square feet of office space for our Redwood City facility and 23,400 square feet of office space for our new Menlo Park facility. In March 2000, we entered into an agreement with Bohannon Development Company under which we have leased the facilities in Menlo Park, California for a term of five years.

We believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through the next fifteen to twenty-one months. We anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, potential geographic expansion and integration of any businesses we may acquire. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. While we may need to raise additional capital within the next fifteen to twenty-one months, we are presently developing an operating plan that will enable us to fund our business without securing additional funds. We have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

In this report and from time to time, we may make forward looking statements which reflect our current beliefs and estimates with respect to future events and our strategy, growth plans, and future financial performance and operations. The words "expect," "anticipate," "believe," "plan" and similar expressions identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties which could cause our actual results to differ materially from those anticipated by these forward-looking statements, including the risks and uncertainties set forth under the heading "Risk Factors" in the final prospectus included in our registration statement on Form S-1 (No. 333-91841) on file with the SEC, all of which are incorporated here by reference, and the following:

OUR QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We compete in the general commercial printing sector, which is characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere or incorporated by reference in this report, quarterly fluctuations may also result from

    - our ability to obtain new customers, retain our existing customers and increase sales to our existing customers;

    - changes in our operating expenses and capital expenditure requirements, in particular as a result of increased promotional and advertising expenses and purchases of computer and communications equipment to support website expansion and increased traffic;

    -   the decline in price of, or demand for, the printing services we offer;

    -   changes in the mix of printing services we sell;

    - the timing of customer orders, in particular orders for specialized print services

    -   increased competition; and

    -   general or industry-specific economic conditions.

Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict.

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

We began operations in August 1996 and commercially introduced our Internet-enabled printing services in January 1997. We have had limited revenues to date, and our customers have been doing business with us for only a short time. Our extremely limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the new and rapidly evolving markets for Internet products and services. To be successful, we must, among other things,

    - obtain substantial numbers of new customers rapidly and efficiently through direct marketing and sales efforts, acquisitions and strategic alliances;

    -   retain our existing customers and increase sales to these customers;

    -   decrease spending as a percentage of revenue;

    -   increase our gross margins;

    - manage our growth effectively, assuming we succeed in expanding our business;

    -   anticipate and respond to competitive developments;

    -   enhance our product and service offerings;

    -   develop and upgrade our internal control systems;

    -   identify, attract, retain and motivate qualified personnel; and

    -   evaluate additional financing alternatives as needed.

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES WILL CONTINUE.

We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. As of March 31, 2000, we had an accumulated deficit of $27.8 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. If we are unable to rapidly increase our revenues and operating margins and decrease our operating expenses, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to become profitable.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operated primarily in the United States and all sales to date have been made in United States dollars. Accordingly, we have not had any material exposure to foreign currency exchange rates. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities.

         During the quarter ended March 31, 2000, iPrint.com issued and sold the following unregistered securities:

    - options to purchase 985,200 shares of our common stock on various dates to employees and consultants under our 1997 Stock Option Plan. These -ptions were issued in connection with employment or other service relationships, and no consideration was paid by the recipients for the options. The exercise price of the options is the fair market value determined on the date of exercise, and the options are generally on the standard terms for options issued under the 1997 Stock Option Plan.

    - 354,000 shares of our common stock on various dates to employees and consultants pertaining to exercises of stock options under our 1997 Stock Option Plan. The shares were purchased for cash in the aggregate amount of $219,000.

    - Warrants to Bohannon Development Company to purchase 35,000 shares of our common stock, with an expiration date of March 7, 2003. The warrants were issued on March 7, 2000 in connection with a real estate lease entered into between the recipient of the warrant and the Company. No cash consideration was paid for the warrants. The warrants are exercisable at any time until expiration at a price per share of $8.00 (20,000 shares) and $10.00 (15,000 shares), and includes a net exercise provision under which the holder may surrender some or all of the warrants for shares equivalent in value to the difference between the exercise price and the then fair market value of the common stock.

         In issuing these securities and granting these options to employees and consultants, we relied on exemptions from registration under the Securities Act of 1993 ("the Act") in reliance upon Rule 701 promulgated under Section 3(b) of the Act. In issuing the warrants, the recipient represented that it was an accredited investor, and we relied on the exemption from registration under the Act provided by Section 4(2).

(d)      Use of Proceeds.

         On March 8, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens, U.S. Bancorp Piper Jaffray and WR Hambrecht & Co. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-91841). The Securities and Exchange Commission declared the Registration Statement effective on March 7, 2000.

          The offering commenced on March 7, 2000 and terminated on March 16, 2000 after we had sold all of the 5,175,000 shares of common stock registered under the Registration Statement (including 675,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $10 per share for an aggregate initial public offering of $51,750,000.

         We paid a total of $3.6 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of iPrint or their associates, persons owning 10 percent or more of any class of equity securities of iPrint or an affiliate of iPrint.

  -----------------------------------------------------------------------------
  SEC registration fee                                           $   14,362
  -----------------------------------------------------------------------------
  NASD filing fee                                                     5,175
  -----------------------------------------------------------------------------
  Nasdaq National Market application fee                             95,500
  -----------------------------------------------------------------------------
  Printing and engraving expenses                                   125,000
  -----------------------------------------------------------------------------
  Legal fees and expenses                                           341,888
  -----------------------------------------------------------------------------
  Accounting fees and expenses                                      398,000
  -----------------------------------------------------------------------------
  Director and officer liability insurance                          270,674
  -----------------------------------------------------------------------------
  Transfer agent and registrar fees                                   3,500
  -----------------------------------------------------------------------------
  Miscellaneous expenses                                              6,953
  -----------------------------------------------------------------------------
           Total                                                 $1,261,052
  -----------------------------------------------------------------------------

         After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to iPrint from the offering were approximately $46.9 million. We had no usage of the net proceeds during the quarter and the funds were predominately held in commercial paper, government agency securities and money market funds at March 31, 2000.

         We currently expect that we will use the net proceeds for capital expenditures and for working capital purposes, including sales and marketing expenses, general and administrative expenses and product development.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our predecessor company, iPrint, Inc., a California corporation ("iPrint California"), submitted to our shareholders a proposal to reincorporate in Delaware through the merger of iPrint California with and into iPrint.com, inc, with iPrint.com, inc. as the surviving corporation. The proposal was approved by written consent of the shareholders, effective February 15, 2000. No separate vote for the election of directors was taken as part of this proposal. The results of the voting by written consent were as follows: votes FOR the proposal were cast by holders of 7,874,438 shares of Common Stock and 14,851,764 shares of Preferred Stock. Holders of 333,379 shares of Common Stock and 1,218,817 shares of Preferred Stock did not cast a vote or abstained.

ITEM 5.       OTHER INFORMATION

         In April 2000, Ed Sanden, our former Chief Marketing Officer, resigned as an employee and officer of iPrint. In connection with his resignation, we entered into a separation agreement with Mr. Sanden under which we agreed to pay Mr. Sanden all accrued and unused vacation earned, three (3) months of base salary and bonus, and to provide for the vesting of 62,500 stock options, and an additional vesting of 31,250 stock options.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


     2.2*          Form of Agreement and Plan of Merger between iPrint, Inc., a
                       California corporation, and iPrint.com, inc., a
                       Delaware corporation
     3.1*          Restated Certificate of Incorporation of Registrant
     3.2*          Bylaws of Registrant
     3.4*          Form of Certificate of Amendment of Restated Certificate of
                       Incorporation
     4.1*          Second Amended and Restated Rights Agreement dated
                       September 30, 1999 between the Registrant and certain stockholders

    10.11**        Form of Underwriting Agreement
    10.12          Business Park Lease, dated March 7, 2000, between Bohannon
                       Development Company and the
                       Registrant
    27.1           Financial Data Schedule (EDGAR - filed version only)
    99.0           Items Incorporated by Reference (Risk Factors from the
                       Registrant's 424(b) Prospectus)


* Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 (No. 333-91841)

** Incorporated by reference to Exhibit 1.1 to our registration statement on Form S-1 (No. 333-91841)

(b)      Reports on Form 8-K.

         We did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            iPrint.com, inc.

                              By: /s/         ROYAL P. FARROS
                                  ---------------------------------------
                                             Royal P. Farros
                                   President, Chief Executive Officer and
                                     Chairman of the Board of Directors



                              By: /s/      JAMES P. MCCORMICK
                                  ---------------------------------------
                                             James P. McCormick
                                          Chief Operating Officer and
                                            Chief Financial Officer

Date:  May  15, 2000