Form 10-Q
period 2000-06-30
IPRINT COM INC
filed 2000-08-11
CIK 1099795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

       Registrant's telephone number, including area code: (650) 298-8500








    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for at least the past 90 days. Yes     No X
                                                               ---    ---
    As of July 31, 2000, 29,974,492 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                                IPRINT.COM, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS




                                                                                                                     Page
                                                                                                                     ----
PART I.         FINANCIAL INFORMATION

                Item 1.     Condensed Financial Statements

                            Condensed Balance Sheets at June 30, 2000 and December 31, 1999.........................   3

                            Condensed Statements of Operations for the three months and six months ended June 30,
                            2000 and 1999...........................................................................   4

                            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and
                            1999....................................................................................   5

                            Notes to Condensed Financial Statements.................................................   6

                Item 2.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations...................................................................  10

                Item 3.     Quantitative and Qualitative Disclosures About Market Risks.............................  16

PART II.        OTHER INFORMATION

                Item 2.     Changes in Securities and Use of Proceeds...............................................  17

                Item 4.     Submission of Matters to Vote of Security Holders.......................................  18

                Item 5.     Other Information.......................................................................  18

                Item 6.     Exhibits and Reports on Form 8-K........................................................  18

                            Exhibits................................................................................  18

                            Reports on Form 8-K.....................................................................  18

SIGNATURE                   ........................................................................................  19

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                IPRINT.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            2000                1999
                                                                                      -----------------   -----------------
                                                                                        (UNAUDITED)          (AUDITED)
                                              ASSETS

Current assets:
     Cash and cash equivalents                                                            $  21,752           $  15,080
     Short-term investments                                                                  17,304                   -
     Restricted cash                                                                            163                   -
     Accounts and other receivables, net                                                      1,321                 255
     Prepaid expenses and other current assets                                                2,199                 892
                                                                                      -----------------   -----------------
         Total current assets                                                                42,739              16,227

Property and equipment, net                                                                   4,792               2,136
Deposits and other assets                                                                       886                   -
                                                                                      -----------------   -----------------

                                                                                          $  48,417          $   18,363
                                                                                      =================   =================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $    3,584        $        935
     Accrued and other current liabilities                                                    2,283               2,061
     Current portion of bank borrowings and capital lease                                       196                  96
     Software licensing                                                                           -                  60
                                                                                      -----------------   -----------------
         Total current liabilities                                                            6,063               3,152

Non-current portion of loan and lease                                                            15                 119
Redeemable convertible preferred stock                                                            -              30,793

Stockholders' equity:
     Common stock and additional paid-in capital                                             83,894               4,080
     Notes receivable from stockholder                                                         (655)               (655)
     Deferred compensation, net                                                              (3,534)             (3,239)
     Accumulated deficit                                                                    (37,292)            (15,887)
     Accumulated other comprehensive income (loss)                                              (74)                  -
                                                                                      -----------------   -----------------
Total stockholders' equity                                                                   42,339             (15,701)
                                                                                      -----------------   -----------------

                                                                                         $   48,417          $   18,363
                                                                                      =================   =================

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        ------------------------------  ------------------------------
                                                            2000            1999            2000            1999
                                                        ------------------------------  ------------------------------
Revenues:
   Printed products                                         $ 4,318         $   453       $  7,177         $    729
   Other                                                        231              14            404               24
                                                        --------------  --------------  --------------  --------------
Total revenues                                                4,549             467          7,581              753

Cost of sales:
   Printed products                                           3,323             306          5,499             493
   Other                                                         17               2             32               3
                                                        --------------  --------------  --------------  --------------
Total cost of sales                                           3,340             308          5,531             496

Operating expenses:
   Research and development  (net of stock-based
   compensation expense of $86 and $26 for the three
   months ended June 30, 2000 and 1999, and $236 and
   $31 for the six months ended June 30, 2000 and 1999)       1,867             677          3,477           1,232

   Sales and marketing  (net of stock-based
   compensation expense of $147 and $45 for the three
   months ended June 30, 2000 and 1999, and $405 and
   $52 for the six months ended June 30, 2000 and 1999)       7,120             987         15,850           1,542

   General and administrative  (net of stock-based
   compensation expense of $176 and $53 for the three
   months ended June 30, 2000 and 1999, and $508 and
   $62 for the six months ended June 30, 2000 and 1999)       2,003             310          3,899             593

   Amortization of deferred compensation                        409             124          1,149             145
                                                        --------------  --------------  --------------  --------------
Total operating cost and expenses                            11,399           2,098         24,375           3,512

Other income (expense), net                                     648              72            920              91
                                                        --------------  --------------  --------------  --------------
Net loss                                                     (9,542)         (1,867)       (21,405)         (3,164)
Forgiveness of mandatory redemption right of
    redeemable convertible preferred stock                        -               -              -             470
                                                        --------------  --------------  --------------  --------------
Net loss attributable to common stock                       $(9,542)        $(1,867)      $(21,405)        $(2,694)
                                                        ==============  ==============  ==============  ==============

Basic and diluted net loss per share                        $ (0.32)        $ (0.26)       $ (0.98)        $ (0.38)
                                                        ==============  ==============  ==============  ==============

Shares used to calculate net loss per share                  29,951           7,081         21,892           7,049
                                                        ==============  ==============  ==============  ==============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             ---------------------------------
                                                                                  2000            1999
                                                                             ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $   (21,405)      $    (2,694)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                   947                63
     Amortization of deferred compensation                                         1,149               124
     Changes in assets and liabilities:
         Accounts receivable                                                      (1,066)              (19)
         Current and other long-term assets                                       (2,472)                9
         Accounts payable                                                          2,649                66
         Accrued liabilities                                                         222               102
                                                                             ---------------  ----------------

Net cash used in operating activities                                            (19,976)           (2,349)
                                                                             ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                              (17,378)                -
Capital expenditures                                                              (3,487)             (443)
                                                                             ---------------  ----------------

Net cash used in investing activities                                            (20,865)             (443)
                                                                             ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from bank loans                                                   (4)              234
Payment of notes payable                                                             (60)              (43)
Proceeds from issuance of preferred and common stock, net of issuance costs       47,577             7,130
                                                                             ---------------  ----------------

Net cash provided by financing activities                                         47,513             7,321
                                                                             ---------------  ----------------

Net change in cash and cash equivalents                                            6,672             4,529
Cash and cash equivalents at beginning of period                                  15,080               299
                                                                             ---------------  ----------------

Cash and cash equivalents at end of period                                    $   21,752       $     4,828
                                                                             ===============  ================

SUPPLEMENTARY INFORMATION:
Interest paid                                                                $        10      $          17

FINANCING ACTIVITY:
Forgiveness of accretion of redeemable convertible preferred stock           $         -      $        470
Deferred compensation related to stock options                               $     1,511      $        847
Conversion of redeemable preferred stock into common stock                   $    30,793      $          -


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of iPrint.com, inc. ("iPrint" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                                                            Three months ended               Six months ended
                                                                 June 30,                        June 30,
                                                      ------------------------------- -------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    2000            1999            2000            1999
                                                      --------------- --------------- --------------- ---------------
NUMERATOR:
Net loss                                                $  (9,542)      $  (1,867)      $ (21,405)      $  (3,164)
Preferred stock-forgiveness of mandatory redemption             -               -               -             470
                                                      --------------- --------------- --------------- ---------------
Numerator for basic earnings per share - loss
attributable to common stockholders                        (9,542)         (1,867)        (21,405)         (2,694)

DENOMINATOR:
Denominator for basic and diluted earnings per share
- weighted average shares                                  29,951           7,081          21,892           7,049

Basic and diluted net loss per share                       $(0.32)         $(0.26)         $(0.98)         $(0.38)
                                                      =============== =============== =============== ===============


The computation of basic and diluted earnings per share does not include options to purchase 2,264,998 shares of common stock at exercise prices ranging from $0.01 to $15.688 and warrants to purchase 184,500 shares of common stock at exercise prices ranging from $0.80 to $16.925 as their effect would be antidilutive.

3.       COMPREHENSIVE INCOME

SFAS No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income."

"Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

The components of comprehensive (loss) for the three and six-month periods ended June 30, 2000 and 1999 are as follows:

                                                 Three months ended June 30,      Six months ended June 30,
                                                ------------------------------- -------------------------------
   (IN THOUSANDS)                                    2000            1999            2000            1999
                                                --------------- --------------- --------------- ---------------
   Net loss                                         $(9,542)        $(1,867)       $(21,405)        $(3,164)
   Unrealized gains (loss) on securities                (74)              -             (74)              -
   Foreign currency translation adjustment                -               -               -               -
                                                --------------- --------------- --------------- ---------------

   Comprehensive income (loss)                      $(9,616)        $(1,867)       $(21,479)        $(3,164)
                                                =============== =============== =============== ===============


Accumulated other comprehensive income (loss) at June 30, 2000 consisted of unrealized (loss) on securities of ($74,000). There were no unrealized gains
(loss) transactions for the same period in 1999.

4.       DEFERRED STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 2000, the Company recorded deferred stock-based compensation of $5.3 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years. Amortization of deferred compensation for the three and six month periods ended June 30, 2000 were $409,000 and $1.1 million compared to $124,000 and $145,000 for the same periods in 1999.

5.       INITIAL PUBLIC OFFERING

During the first quarter of 2000, the Company completed the initial public offering of its common stock. On March 8, 2000, the Company sold 4,500,000 shares and on March 16, 2000, the Company sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option, for a total of 5,175,000 shares of common stock registered under the Registration Statement on Form S-1 (No. 333-91841). The Company received $48.1 million in cash, net of underwriting discounts and commissions. The net proceeds were predominately held in commercial paper, government agency securities and money market funds. Upon the closing of the offering, all of the Company's preferred stock automatically converted into an aggregate of 16,070,581 shares of common stock.

6.       BARTER TRANSACTIONS

For the three and six month periods ended June 30, 2000, the Company had advertising barter transactions whereby its advertisements were placed on co-labeled third parties' websites in exchange for certain of its products offered to customers of co-labeled third parties. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three and six month periods ended June 30, 2000 amounted to $151,000 and $300,000 compared to $51,000 and $80,000 for the same periods in 1999.

7.       ADVERTISING AND PROMOTION AGREEMENT

On April 6, 2000, iPrint entered into a fifteen month agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. The Print Center is promoted in Yahoo!'s online properties and allows access to print services offered on the iPrint.com website. As part of the agreement, iPrint.com offers free business cards to new registrants of Yahoo!'s email service. Under the terms of the agreement, iPrint is obligated to pay Yahoo! a fee of eight million dollars in installments over four fiscal quarters. As of June 30, 2000, iPrint had paid $3.1 million in connection with this agreement. The remaining $4.9 million is payable as follows: two payments of $1.3 million each in the third and fourth quarters of 2000, and one payment of $2.3 million in the first quarter of 2001. iPrint has recorded amortization expense of $1.3 million for the three months ended June 30, 2000 related to this agreement. The Company also issued Yahoo! a warrant to purchase 75,000 shares of common stock at an exercise price of $16.925 per share with an expiration date of April 5, 2003.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company has adopted SAB 101 in the second quarter of 2000 and does not expect the adoption of SAB 101 to have a material effect on its financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

9.       LIQUIDITY AND FINANCIAL VIABILITY

In the course of its growth and development activities, the Company has sustained continuing operating losses. Future capital uses and requirements depend on numerous factors, including growth associated with product and service offerings, potential geographic expansion, the size, timing and structure of any acquisitions that the Company may complete, its rate of revenue growth, its operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining its network infrastructure and other systems. Such capital uses and requirements may increase in future periods. While the Company has developed an operating plan that it believes may enable the business to operate without securing additional financing, its inability to execute to this plan may require the Company to raise additional capital to fund its operations prior to reaching profitability through equity or debt financings or from other sources. The inability to obtain additional financing may require the Company to limit the marketing of its products, license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop and market itself, or delay, scale back or eliminate some or all of its research and product development programs. Any of these alternatives would hurt the Company's operations and may cause the price of its stock to fall.

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

Since our inception, we have incurred significant net losses primarily as a result of costs associated with developing our websites and our marketing efforts. From inception through June 30, 2000, we accumulated net losses of $37.3 million. As we seek to expand our business, our operating expenses may increase as a result of financial commitments related to enhancements to our iPrint.com and related websites, the development of additional marketing channels, expanded advertising and promotional campaigns, relationships with destination websites to increase traffic to our website and other capital expenditures. We expect that we will incur losses and generate negative cash flow from operations through the end of next year. Our ability to achieve profitability depends upon our ability to substantially increase our sales, increase our gross margins, and reduce our operating expenses. Because we are an Internet company engaged in electronic commerce, our business is subject to significant changes in technology and marketing techniques. In view of our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We generate revenues from the sale of a variety of printed products to end user customers. Our products and services are available to our customers through the following channels:

    - iPrint.com website, a self-service print shop where customers can order a wide array of short-run printed products.
    - Specialized print services, offering unique, project-oriented print jobs that vary in quantity from our existing website or are not offered in our self-service print shops.
    - iPrint.com marketing relationships and co-labeled websites that provide our online print services to a variety of online organizations. The co-labeled websites promote the iPrint.com brand and the co-labeled party's brand.
    - Private-labeled websites, that enable commercial printers and office supply chains to provide their customers with our online print services. These websites run on our web servers and utilize our technology, but each one is accessed from within the private-labeled party's website and displays only the private-labeled party's brand.

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

For the three and six months ended June 30, 2000, approximately 15% and 18% of our revenues were derived from shipping and handling fees compared to 26% and 14% of our revenues for the same periods in 1999. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $151,000 and $300,000, which represented approximately 3% and 4% of our revenues, from barter transactions for the three and six months ending June 30, 2000. For the three and six months ended June 30, 1999, we derived $51,000 and $80,000 from barter transactions, which represented approximately 11% (for both periods) of our revenues. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.

        PERCENTAGE OF TOTAL REVENUES:       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         -------------------------  -------------------------
                                             2000         1999          2000         1999
                                         ------------ ------------  ------------ ------------
        Revenues                            100.0%       100.0%        100.0%       100.0%
        Cost of sales                        73.4         66.0          73.0         65.9
                                         ------------ ------------  ------------ ------------
        Gross margins                        26.6         34.0          27.0         34.1

        Operating expenses:
        Research and development             41.0         145.0         45.9        163.6
        Sales and marketing                 156.6         211.2        209.0        204.7
        General and administrative           44.0          66.4         51.4         78.8
        Amortization of deferred
        compensation                          9.0          26.6         15.2         19.3
                                         ------------ ------------  ------------ ------------
        Total operating expenses            250.6         449.2        321.5        466.4

        Loss from operations               (224.0)       (415.2)      (294.5)      (432.3)
        Other income (expense), net          14.2          15.4         12.1         12.1
                                         ------------ ------------  ------------ ------------
        Net loss                           (209.8)%      (399.8)%     (282.4)%     (420.2)%


REVENUES

We derive our revenues from the sales of various printed products and related services. Revenues were $4.5 million and $0.5 million for the three months ending June 30, 2000 and 1999, representing an increase of $4.0 million, or 874%, in 2000 over the comparable period in 1999. Revenues for the six months ended June 30, 2000 were $7.6 million compared to $0.8 million for the same period in 1999, representing an increase of $6.8 million, or 907%. The growth in revenues was due to a higher number of orders, which resulted from our promotional offers and specialized print services, as well as increased customer activity on our iPrint.com, co-labeled and private-labeled websites.

The following table sets forth percentage of revenues by channel for the periods indicated.

           PERCENTAGE OF REVENUES BY CHANNEL:         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     ----------------------  ----------------------
                                                        2000        1999        2000        1999
                                                     ----------  ----------  ---------- -----------
           iPrint.com website                           43%           64%         49%        59%
           Marketing relationship and co-labeled
           websites                                     13            26          15         29
           Private labeled websites                      4            10           4         12
           Specialized print services                   40             -          32          -
                                                     ----------  ----------  ---------- -----------
              Total                                    100%          100%        100%       100%


COST OF SALES

Cost of sales increased to $3.3 million and $5.5 million for the three and six months ending June 30, 2000 from $0.3 million and $0.5 million for the same periods in 1999. The increase was primarily due to increased orders placed by customers through all our distribution channels.

GROSS MARGINS

Gross margins were 26.6% for the three months ended June 30, 2000, as compared to 34.0% for the same period in 1999, representing a decrease of 7.4%. For the six months ended June 30, 2000 and 1999, gross margins were 27.0% and 34.1%, representing a decrease of 7.1%. The decrease in gross margins for quarter ended June 30, 2000 as compared to the same period in 1999 consists primarily of a shift in product mix to lower margin items which accounted for 1% of this decrease and increased specialized print services revenue at lower margins than our other distribution channels which accounted for 8.8% of this decrease. These decreases were offset by revenue from web advertising sales and other business development deals which accounted for an increase of 2.4%. The decrease in gross margins for the six-month period ended June 30, 2000 as compared to the same period in 1999 consists primarily of a shift in product mix to lower margin items which accounted for 3.6% of this decrease and increased specialized print services revenue at lower margins than our other distribution channels which accounted for 6.4% of this decrease. These decreases were offset by revenue from web advertising sales and other business development deals which accounted for an increase of 2.9%.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.9 million for the three months ended June 30, 2000, as compared to $677,000 for the same period in 1999, representing an increase of $1.2 million or 176%. For the six months ended June 30, 2000 and 1999, research and development expenses were $3.5 million and $1.2 million, representing an increase of $2.3 million or 182%. The increases in research and development expenses for the comparable three and six-month periods in 2000 were primarily attributable to increases in the number of research and development personnel and in consultant and outside contractor costs as we increased the functionality of our iPrint.com and related websites and broadened our product offerings. The increases were also due to increased overhead support charges. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to increase on an absolute dollar basis for the remainder of 2000.

SALES AND MARKETING

Sales and marketing expenses were $7.1 million and $1.0 million for the three months ended June 30, 2000 and 1999, representing an increase of $6.1 million, or 621%. During the six months ending June 30, 2000, sales and marketing expenses were $15.9 million, representing an increase of 928% over sales and marketing expenses of $1.5 million for the same period in 1999. The increases in sales and marketing expenses for the quarter ended June 30, 2000 as compared to the same period in 1999 was primarily the result of a $3.2 million increase in advertising and promotional spending and $570,000 for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $1.5 million. The increases in sales and marketing expenses for the six-month period ended June 30, 2000 as compared to the same period in 1999 was primarily the result of a $9.0 million increase in advertising and promotional spending and $1.2 million for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $3.1 million. We expect our sales and marketing expenses to decrease on an absolute dollar basis for the remainder of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended June 30, 2000 increased to $2.0 million , or 546%, from $310,000 for the same period in 1999. During the six months ended June 30, 2000, general and administrative expenses were $3.9 million, representing an increase of 558% over general and administrative expenses of $593,000 for the same period in 1999. The increases in general and administrative expenses for the comparable three and six-month periods were primarily attributable to an increase in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. We believe general and administrative expenses will increase modestly on an absolute dollar basis for the remainder of 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION

During the three and six months ending June 30, 2000, amortization of stock-based compensation increased to $409,000 and $1.1 million from $124,000 and $145,000 for the same periods in 1999. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of June 30, 2000, we had a remaining balance of $3.5 million of deferred compensation to be amortized.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased to $648,000 and $920,000 for the three and six months ending June 30, 2000 from $72,000 and $91,000 for the same periods in 1999. The increases were primarily due to interest income earned from higher average cash balances as a result of proceeds from our initial public offering that was completed during March 2000.

NET LOSS

Net loss increased to $9.5 million and $21.4 million for the three and six months ending June 30, 2000 from $1.9 million and $2.7 million for the same periods in 1999. The $7.6 million and $18.7 million increase in net loss were the result of increased spending in research and development, sales and marketing, general and administrative, and amortization of deferred compensation, partly offset by higher gross profit and interest income.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we funded our operations primarily with $32.3 million raised through the private sale of our equity securities. On March 8, 2000, we sold 4,500,000 shares of common stock as part of our initial public offering and completed the offering on March 16, 2000 when we sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option for a total of 5,175,000 shares of common stock issued and sold at a price of $10.00 per share. As a result, we received approximately $48.1 million in cash proceeds, net of underwriting discounts and commissions. As of June 30, 2000, we had cash, cash equivalents, short-term investments and restricted cash of $39.2 million. At December 31, 1999 we had a term loan of $225,000 with Silicon Valley Bank. This loan was completely paid off during the quarter ended March 31, 2000 and we have no further credit arrangements with Silicon Valley Bank. We currently have a $2.0 million line of credit with Imperial Bank that expires on February 16, 2001. As of June 30, 2000, we had $190,000 in borrowings against this line of credit.

Net cash used in operations for the six months ending June 30, 2000 was $20.0 million compared with $2.3 million for the same period in 1999, primarily the result of net losses of $21.4 million, adjusted for depreciation and amortization charges. Cash outflow for the six month period ended June 30, 2000 was primarily for operating activities, including growth in our accounts receivable due to higher specialized print service sales, and increases in prepaid expenses and deposits. Cash usage was partially offset by increases in accounts payable and accrued liabilities related primarily to higher cost of product sales.

Net cash used in investing activities was $20.9 million for the period ended June 30, 2000 compared with $443,000 for the same period in 1999. Cash used in investing activities during this period was related to short-term investment purchases of $17.4 million and $3.5 million for purchases of property and equipment.

Net cash provided by financing activities was $47.5 million for the quarter ended June 30, 2000, compared to $7.3 million for the same period in 1999. Cash provided by financing activities was primarily from net proceeds of the initial public offering of our common stock and exercises of stock options.

In April 2000, we entered into an agreement with Yahoo! under which iPrint.com is a featured merchant in Yahoo!'s Print Center (see Note 7 of Notes to Consolidated Financial Statements). Under the terms of the agreement, we are obligated to pay Yahoo! a fee of eight million dollars payable in installments over four fiscal quarters. As of June 30, 2000, $3.1 million had been paid and the remaining $4.9 million is to be paid over the next three quarters.

As of June 30, 2000, we had an aggregate of $4.5 million in future operating lease obligations of which $1.0 million is to be paid within the next twelve months. These leases are for 24,100 square feet of office space for our Redwood City facilities and 23,400 square feet of office space for our new Menlo Park facility. In March 2000, we entered into an agreement with Bohannon Development Company under which we have leased the facilities in Menlo Park, California for a term of five years. On June 26, 2000, we entered into an agreement with a third party whereby we subleased 10,540 square feet of office space in our Redwood City facility for a term of one year beginning July 1, 2000 with an option to renew for an additional six months. We expect to generate cash inflow of approximately $1.2 million from the sublease agreement over the next twelve months.

We have developed an operating plan that we believe will significantly accelerate our timeline to profitability. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements indefinitely. In the event that this timeline is extended, we believe we have sufficient cash to fund our operations for the next fifteen to eighteen months. We may incur an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, potential geographic expansion and integration of any businesses we may acquire. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

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

OUR QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We compete in the general commercial printing sector, which is generally characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere or incorporated by reference in this report, quarterly fluctuations may also result from

    - our ability to obtain new customers, retain our existing customers and increase sales to our existing customers;

    - changes in our operating expenses and capital expenditure requirements, in particular as a result of increased promotional and advertising expenses and purchases of computer and communications equipment to support website expansion and increased traffic

    -    the decline in price of, or demand for, the printing services we offer;

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES WILL CONTINUE.

We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. As of June 30, 2000, we had an accumulated deficit of $37.3 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. If we are unable to rapidly increase our revenues and operating margins, and decrease our operating expenses, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to become profitable.

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

PART II.  OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities.

         During the quarter ended June 30, 2000, iPrint.com issued and sold the following unregistered securities:

         - Warrants to Yahoo! to purchase 75,000 shares of our common stock, with an expiration date of April 5, 2003. The warrants were issued on April, 2000 in connection with an Advertising and Promotion Agreement between Yahoo! and the Company. No cash consideration was paid for the warrants. The warrants are exercisable at any time until expiration at a price per share of $16.93, and includes a net exercise provision under which the holder may surrender some or all of the warrants for shares equivalent in value to the difference between the exercise price and the then fair market value of the common stock.

         In issuing the warrants, the recipient represented that it was an accredited investor, and we relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933.


(d)      Use of Proceeds.

         On March 8, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens, U.S. Bancorp Piper Jaffray, and WR Hambrecht & Co. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-91841). The Securities and Exchange Commission declared the Registration Statement effective on March 7, 2000.

          The offering commenced on March 7, 2000 and closed on March 16, 2000 after we had sold all of the 5,175,000 shares of common stock registered under the Registration Statement (including 675,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $10 per share for an aggregate initial public offering of $51,750,000.

We incurred the following expenses in connection with the offering:

         ------------------------------------------------------------ -----------------
         Underwriting discounts and commissions                         $3,622,500
         ------------------------------------------------------------ -----------------
         Other expenses                                                  1,647,652
         ------------------------------------------------------------ -----------------
                  Total                                                 $5,270,152
         ------------------------------------------------------------ -----------------

         After deducting the underwriting discounts and commissions and other offering expenses of $1.6 million, the net proceeds available to iPrint from the offering were approximately $46.5 million. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of iPrint or their associates, persons owning 10 percent or more of any class of equity securities of iPrint or an affiliate of iPrint.

         The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products, capital expenditures and to fund key business relationships. Funds that have not been used have been invested in money market funds, certificate of deposits, corporate bonds and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.       OTHER INFORMATION

         None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


     2.2*          Form of Agreement and Plan of Merger between iPrint, Inc., a
                     California corporation, and iPrint.com, inc., a Delaware corporation
     3.1*          Restated Certificate of Incorporation of Registrant
     3.2*          Bylaws of Registrant
     3.4*          Form of Certificate of Amendment of Restated Certificate of
                     Incorporation
     4.1*          Second Amended and Restated Rights Agreement dated
                     September 30, 1999 between the Registrant and certain stockholders
     10.12**       Business Park Lease, dated March 7, 2000, between Bohannon
                     Development Company and iPrint.com (PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000)
     10.13***      Advertising and Promotion Agreement dated April 6, 2000 by and between iPrint.com and Yahoo! Inc.
     27.1          Financial Data Schedule (EDGAR - filed version only)
     99.0**        Risk Factors from the Registrant's 424(b) Prospectus
                     (PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000)


* Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 (No. 333-91841)

**   Previously filed

*** Confidential Treatment Requested. The confidential portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K.

         We did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                iPrint.com, inc.




                         By: /s/            ROYAL P. FARROS
                            ----------------------------------------------------
                                            Royal P. Farros
                                   President, Chief Executive Officer and
                                     Chairman of the Board of Directors






                         By: /s/          JAMES P. MCCORMICK
                            ----------------------------------------------------
                                          James P. McCormick
                                     Chief Operating Officer and
                                         Chief Financial Officer



Date:    August 11, 2000