Form 10-Q
period 2000-09-30
IPRINT COM INC
filed 2000-11-14
CIK 1099795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No __

As of October 31, 2000, 30,060,064 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                                IPRINT.COM, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




                                                                                                                     Page
                                                                                                                     ----
PART I.         FINANCIAL INFORMATION

                Item 1.     Condensed Financial Statements

                            Condensed Balance Sheets at September 30, 2000 and December 31,
                            1999..........................................................................................3

                            Condensed Statements of Operations for the three months and nine months ended
                            September 30, 2000 and 1999...................................................................4

                            Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and
                            1999..........................................................................................5

                            Notes to Condensed Financial Statements.......................................................6

                Item 2.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations........................................................................10


                Item 3.     Quantitative and Qualitative Disclosures About Market Risks..................................17

PART II.        OTHER INFORMATION

                Item 1.     Legal Proceedings............................................................................17

                Item 2.     Changes in Securities and Use of Proceeds....................................................17

                Item 3.     Default Upon Senior Securities...............................................................17

                Item 4.     Submission of Matters to Vote of Security Holders............................................18

                Item 5.     Other Information............................................................................18

                Item 6.     Exhibits and Reports on Form 8-K.............................................................18

                                 Exhibits................................................................................18

                                 Reports on Form 8-K.....................................................................18

SIGNATURE                    ............................................................................................19

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                IPRINT.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                            2000                1999
                                                                                      -----------------   -----------------
                                                                                        (UNAUDITED)          (AUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                            $  20,204           $  15,080
     Short-term investments                                                                  11,907                   -
     Restricted cash                                                                            100                   -
     Accounts and other receivables, net                                                      2,828                 255
     Prepaid expenses and other current assets                                                1,848                 892
                                                                                      -----------------   -----------------
         Total current assets                                                                36,887              16,227

Property and equipment, net                                                                   4,449               2,136
Deposits and other assets                                                                       775                   -
                                                                                      -----------------   -----------------

                                                                                          $  42,111           $  18,363
                                                                                      =================   =================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $   2,513           $     935
     Accrued and other current liabilities                                                    3,520               2,121
     Current portion of bank borrowings and capital lease                                       196                  96
                                                                                      -----------------   -----------------
         Total current liabilities                                                            6,229               3,152

Non-current portion of loan and lease                                                            14                 119
Redeemable convertible preferred stock                                                            -              30,793

Stockholders' equity:
     Common stock and additional paid-in capital                                             83,877               4,080
     Notes receivable from stockholder                                                         (655)               (655)
     Deferred compensation, net                                                              (2,691)             (3,239)
     Accumulated deficit                                                                    (44,654)            (15,887)
     Accumulated other comprehensive income (loss)                                               (9)                  -
                                                                                      -----------------   -----------------
Total stockholders' equity                                                                   35,868             (15,701)
                                                                                      -----------------   -----------------

                                                                                          $  42,111           $  18,363
                                                                                      =================   =================

                                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                               IPRINT.COM, INC.

                                      CONDENSED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -------------------------------  --------------------------------
                                                             2000            1999             2000             1999
                                                        -------------------------------  --------------------------------
                                                        (Unaudited)      (Unaudited)      (Unaudited)        (Audited)
Revenues:
   Printed products                                          $ 4,728         $   969         $ 11,905        $   1,698
   Other                                                         227              37              631               61
                                                        --------------- ---------------  ----------------  --------------
Total revenues                                                 4,955           1,006           12,536            1,759

Cost of sales:
   Printed products                                            3,437             692            8,936           1,185
   Other                                                           5              17               37              20
                                                        --------------- ---------------  ----------------  --------------
Total cost of sales                                            3,442             709            8,973           1,205

Operating expenses:

   Research and development (net of stock-based
   compensation expense of $105 and $34 for the
   three months ended September 30, 2000 and 1999, and
   $341 and $65 for the nine months ended September 30,
   2000 and 1999)                                              1,418             972            4,895           2,204

   Sales and marketing (net of stock-based
   compensation expense of $180 and $59 for the three
   months ended September 30, 2000 and 1999, and $585
   and $111 for the nine months ended September 30,
   2000 and 1999)                                              5,979           2,094           21,829           3,636

   General and administrative (net of stock-based
   compensation expense of $215 and $71 for the
   three months ended September 30, 2000 and 1999,
   and $723 and $133 for the nine months ended
   September 30, 2000 and 1999)                                1,697             606            5,596           1,199

   Amortization of deferred compensation                         500             164            1,649             309
                                                        --------------- ---------------  ----------------  --------------
Total operating cost and expenses                              9,594           3,836           33,969           7,348

Other income, net                                                719              38            1,639             129
                                                        --------------- ---------------  ----------------  --------------
Net loss                                                      (7,362)         (3,501)         (28,767)        (6,665)
Forgiveness of mandatory redemption right of
    redeemable convertible preferred stock                         -               -                 -            470
                                                        --------------- ---------------  ----------------  --------------
Net loss attributable to common stock                       $ (7,362)       $ (3,501)       $ (28,767)      $ (6,195)
                                                        =============== ===============  ================  ==============
Basic and diluted net loss per share                        $  (0.25)       $  (0.47)       $   (1.17)      $  (0.86)
                                                        =============== ===============  ================  ==============

Shares used to compute basic and diluted net loss per
share                                                         30,034           7,386           24,606           7,169
                                                        =============== ===============  ================  ==============

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ---------------------------------
                                                                                  2000            1999
                                                                             ---------------  ----------------
                                                                              (Unaudited)       (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (28,767)     $     (6,665)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                 1,504               123
     Amortization of deferred compensation                                         1,624               309
     Maintenance and training expense related to software licensing                    -                62
     Interest and marketing expense related to issuance of warrants                    -                35
     Changes in assets and liabilities:
         Accounts receivable                                                      (2,573)              (89)
         Current and other long-term assets                                       (1,331)             (297)
         Accounts payable                                                          1,578               892
         Accrued liabilities                                                       1,399               603
                                                                             ---------------  ----------------
Net cash used in operating activities                                            (26,566)           (5,027)
                                                                             ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                              (11,916)                -
Capital expenditures                                                              (3,589)             (918)
                                                                             ---------------  ----------------
Net cash used in investing activities                                            (15,505)             (918)
                                                                             ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from bank loans                                                   (5)              199
Repayment of financing arrangement                                                     -              (184)
Proceeds from issuance of preferred and common stock, net of issuance costs       47,200            19,638
                                                                             ---------------  ----------------
Net cash provided by financing activities                                         47,195            19,653
                                                                             ---------------  ----------------
Net change in cash and cash equivalents                                            5,124            13,708
Cash and cash equivalents at beginning of period                                  15,080               299
                                                                             ---------------  ----------------
Cash and cash equivalents at end of period                                    $   20,204      $     14,007
                                                                             ===============  ================
SUPPLEMENTARY INFORMATION:
Interest paid                                                                 $       14      $         29

FINANCING ACTIVITY:
Forgiveness of accretion of redeemable convertible preferred stock            $        -      $        470
Deferred compensation related to stock options                                $    1,086      $          -
Receivable from redeemable convertible preferred stock                        $        -      $      8,000
Software acquired through a financing arrangement                             $        -      $        169
Conversion of redeemable preferred stock into common stock                    $   30,793      $          -
Valuation of common stock warrants                                            $      728      $          -





                                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                IPRINT.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of iPrint.com, inc. ("iPrint" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                                                            Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                      ------------------------------- -------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    2000            1999            2000            1999
                                                      --------------- --------------- --------------- ---------------

NUMERATOR:
Net loss                                                $  (7,362)      $  (3,501)      $ (28,767)      $  (6,665)
Preferred stock-forgiveness of mandatory redemption             -               -               -             470
                                                      --------------- --------------- --------------- ---------------
Numerator for basic earnings per share - loss
attributable to common stockholders                        (7,362)         (3,501)        (28,767)         (6,195)

DENOMINATOR:
Denominator for basic and diluted earnings per share -
weighted average shares                                    30,034           7,386          24,606           7,169

Basic and diluted net loss per share                   $    (0.25)      $   (0.47)     $    (1.17)      $   (0.86)
                                                      =============== =============== =============== ===============

The computation of basic and diluted earnings per share does not include options to purchase 2,114,975 shares of common stock at exercise prices ranging from $0.01 to $15.688 and warrants to purchase 172,500 shares of common stock at exercise prices ranging from $0.80 to $16.925 as their effect would be antidilutive.

3.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

The components of comprehensive (loss) for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                 Three months ended September    Nine months ended September
                                                             30,                             30,
                                                ------------------------------- -------------------------------
   (IN THOUSANDS)                                    2000            1999            2000            1999
                                                --------------- --------------- --------------- ---------------

   Net loss                                         $(7,362)        $(3,501)       $(28,767)        $(6,665)
   Unrealized gains (loss) on securities                 (9)              -              (9)              -
   Foreign currency translation adjustment                -               -               -               -
                                                =============== =============== =============== ===============

   Comprehensive income (loss)                      $(7,371)        $(3,501)       $(28,776)        $(6,665)
                                                =============== =============== =============== ===============


Accumulated other comprehensive income (loss) at September 30, 2000 consisted of unrealized (loss) on securities of ($9,000). There were no unrealized gains
(loss) transactions for the same period in 1999.

4.       DEFERRED STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 2000, the Company recorded deferred stock-based compensation of $5.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years. Amortization of deferred compensation for the three and nine month periods ended September 30, 2000 were $500,000 and $1.6 million compared to $164,000 and $309,000 for the same periods in 1999.

5.       INITIAL PUBLIC OFFERING

During the first quarter of 2000, the Company completed the initial public offering of its common stock. On March 8, 2000, the Company sold 4,500,000 shares and on March 16, 2000, the Company sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option, for a total of 5,175,000 shares of common stock registered under the Registration Statement on Form S-1 (No. 333-91841). The Company received $48.1 million in cash, net of underwriting discounts and commissions. The net proceeds are predominately held in commercial paper, government agency securities and money market funds. Upon the closing of the offering, all of the Company's preferred stock automatically converted into an aggregate of 16,070,581 shares of common stock.

6.       BARTER TRANSACTIONS

For the three and nine month periods ended September 30, 2000, the Company had advertising barter transactions whereby its advertisements were placed on co-labeled third parties' websites in exchange for certain of its products offered to customers of the co-labeled third parties. The Company accounts for barter transactions in accordance with Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three and nine month periods ended September 30, 2000 amounted to $125,000 and $466,000 compared to $95,000 and $175,000 for the same periods in 1999.

7.       ADVERTISING AND PROMOTION AGREEMENT

On April 6, 2000, iPrint entered into a fifteen month agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. iPrint has recorded amortization expense of $2.9 million for the nine months ended September 30, 2000 related to this agreement. Payments to Yahoo! under this agreement that were due on or prior to September 30, 2000, as previously disclosed in the Company's Form 10-Q for the quarter ended June 30, 2000 have been made.

On November 13, 2000, iPrint and Yahoo! agreed to amend the original agreement to provide for its termination as of December 31, 2000. Under this amendment a final payment to Yahoo! of $133,000 will occur in the fourth quarter of 2000.

8.       CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

The Company maintains cash and cash equivalents and short-term investments with a major financial institution in the United States. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company sells a variety of printed products to end user customers. The products and services are available to our customers through the following channels: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. One customer accounted for 14% of total revenue for the three month period ended September 30, 2000 and another customer accounted for 10% of total revenue for the nine month period ended September 30, 2000. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.


9.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 30, 2000. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company has adopted SAB 101 in the second quarter of 2000 and does not expect the adoption of SAB 101 to have a material effect on its financial position, results of operations or cash flows.

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

10.      LIQUIDITY AND FINANCIAL VIABILITY

In the course of its growth and development activities, the Company has sustained continuing operating losses. Future capital uses and requirements depend on numerous factors, including growth associated with product and service offerings, potential geographic expansion, the size, timing and structure of any acquisitions that the Company may complete, its rate of revenue growth, its operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining its network infrastructure and other systems. Such capital uses and requirements may increase in future periods. While the Company has developed an operating plan that it believes may enable the business to operate without securing additional financing, its inability to execute to this plan may require the Company to raise additional capital to fund its operations prior to reaching profitability through equity or debt financings or from other sources. The inability to obtain additional financing, on reasonable terms or at all, may require the Company to limit the marketing of its products, license to third parties the rights to commercialize products or technologies that it would otherwise seek to develop and market itself, or delay, scale back or eliminate some or all of its research and product development programs. Any of these alternatives would hurt the Company's operations and may cause the price of its stock to fall.

As part of its business strategy, the Company assesses opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions.

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

Since our inception, we have incurred significant net losses primarily as a result of costs associated with developing our websites and our marketing efforts. From inception through September 30, 2000, we accumulated net losses of $44.7 million. As we seek to expand our business, our operating expenses may increase as a result of financial commitments related to enhancements to our iPrint.com and related websites, the development of additional marketing channels, expanded advertising and promotional campaigns, relationships with destination websites to increase traffic to our website and other capital expenditures. We expect that we will incur losses and generate negative cash flow from operations through the end of next year. Our ability to achieve profitability depends upon our ability to substantially increase our sales, increase our gross margins, and reduce our operating expenses as a percentage of revenue. Because we are an Internet company engaged in electronic commerce, our business is subject to significant changes in technology and marketing techniques. In view of our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

     - Private-labeled websites that enable commercial printers and office supply chains to provide their customers with our online print services. These websites run on our web servers and utilize our technology, but each one is accessed from within the private-labeled party's website and displays only the private-labeled party's brand.

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

For the three and nine months ended September 30, 2000, approximately 14% and 16% of our revenues were derived from shipping and handling fees compared to 22% and 22% of our revenues for the same periods in 1999. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $125,000 and $466,000, which represented approximately 3% and 4% of our revenues, from barter transactions for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, we derived $95,000 and $175,000 from barter transactions, which represented 9% and 10% of our revenues. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.


        PERCENTAGE OF TOTAL REVENUES:          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                            -------------------------  -------------------------
                                                2000         1999          2000         1999
                                            ------------ ------------  ------------ ------------

        Revenues                               100.0%       100.0%        100.0%       100.0%
        Cost of sales                           69.5         70.5          71.6         68.5
                                            ------------ ------------  ------------ ------------
        Gross margins                           30.5         29.5          28.4         31.5

        Operating expenses:
        Research and development                28.6         96.6          39.0        125.3
        Sales and marketing                    120.7        208.2         174.1        206.7
        General and administrative              34.2         60.2          44.6         68.2
        Amortization of deferred
        compensation                            10.1         16.3          13.2         17.6
                                            ------------ ------------  ------------ ------------
        Total operating expenses               193.6        381.3         270.9        417.8

        Loss from operations                  (163.1)      (351.8)       (242.5)      (386.3)
        Other income (expense), net             14.5          3.8          13.0          7.3
                                            ------------ ------------  ------------ ------------
        Net loss                              (148.6)%     (348.0)%      (229.5)%     (379.0)%


REVENUES

We derive our revenues from the sales of various printed products and related services. Revenues were $5.0 million and $1.0 million for the three months ended September 30, 2000 and 1999, representing an increase of $4.0 million, or 400%, in 2000 over the comparable period in 1999. Revenues for the nine months ended September 30, 2000 were $12.5 million compared to $1.8 million for the same period in 1999, representing an increase of $10.7 million, or 594%. The increase in revenues was due to the Company's growth in its specialized print services, as well as increased customer activity on our iPrint.com and co-labeled websites.






The following table sets forth percentage of revenues by channel for the periods indicated.

           PERCENTAGE OF REVENUES BY CHANNEL:      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                    2000        1999        2000        1999
                                                  ----------  ----------  ---------- -----------

           iPrint.com website                           28%        55%         41%        56%
           Marketing relationship and co-labeled
           websites                                     14         13          15         20
           Private labeled websites                      3         25           3         20
           Specialized print services                   55          7          41          4
                                                  ----------  ---------------------- -----------
              Total                                    100%       100%        100%       100%

COST OF SALES

Cost of sales increased to $3.4 million and $9.0 million for the three and nine months ended September 30, 2000 from $0.7 million and $1.2 million for the same periods in 1999. The increase was primarily due to increased revenue through all our distribution channels.

GROSS MARGINS

Gross margins were 30.5% for the three months ended September 30, 2000, as compared to 29.5% for the same period in 1999, representing an increase of 1.0%. For the nine months ended September 30, 2000 and 1999, gross margins were 28.4% and 31.5%, representing a decrease of 3.1%. The increase in gross margin for quarter ended September 30, 2000 as compared to the same period in 1999 was the result of higher margins through our iPrint.com website and marketing relationship and co-labeled websites, which accounted for 6.4% of this increase and revenue from web advertising sales and other business development deals, which accounted for 3.1% of this increase. These increases were offset by a shift in product mix to lower margin specialized print services revenue. The decrease in gross margin for the nine month period ended September 30, 2000 compared to the same period in 1999 was primarily due to a shift in product mix to lower margin specialized print services revenue, which accounted for 6.4% of the decrease. This decrease was offset by an increase in web advertising and other business development deals.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.4 million for the three months ended September 30, 2000, as compared to $972,000 for the same period in 1999, representing an increase of $446,000 or 46%. For the nine months ended September 30, 2000 and 1999, research and development expenses were $4.9 million and $2.2 million, representing an increase of $2.7 million or 123%. The increases in research and development expenses for the comparable three and nine month periods in 2000 were primarily attributable to increases in the number of research and development personnel and in consultant and outside contractor costs as we increased the functionality of our iPrint.com and related websites and broadened our product offerings. The increases were also due to increased overhead support charges. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to increase on an absolute dollar basis for the remainder of 2000.

SALES AND MARKETING

Sales and marketing expenses were $6.0 million and $2.1 million for the three months ended September 30, 2000 and 1999, representing an increase of $3.9 million, or 186%. During the nine months ended September 30, 2000, sales and marketing expenses were $21.8 million, representing an increase of 506% over sales and marketing expenses of $3.6 million for the same period in 1999. The increase in sales and marketing expenses for the quarter ended September 30, 2000 as compared to the same period in 1999 was primarily the result of a $2.6 million increase in advertising and promotional spending and $292,000 for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $715,000. The increase in sales and marketing expenses for the nine month period ended September 30, 2000 as compared to the same period in 1999 was primarily the result of an $11.0 million increase in advertising and promotional spending and $1.2 million for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $3.8 million. We expect our sales and marketing expenses to increase on an absolute dollar basis for the remainder of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2000 increased to $1.7 million, or 180%, from $606,000 for the same period in 1999. During the nine months ended September 30, 2000, general and administrative expenses were $5.6 million, representing an increase of 367% over general and administrative expenses of $1.2 million for the same period in 1999. The increase in general and administrative expenses for the comparable three and nine month periods were primarily attributable to an increase in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. We believe general and administrative expenses will increase modestly on an absolute dollar basis for the remainder of 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2000, amortization of stock-based compensation increased to $500,000 and $1.6 million from $164,000 and $309,000 for the same periods in 1999. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of September 30, 2000, we had a remaining balance of $2.7 million of deferred compensation to be amortized.

OTHER INCOME, NET

Other income, net increased to $719,000 and $1.6 million for the three and nine months ended September 30, 2000 from $38,000 and $129,000 for the same periods in 1999. The increases were primarily due to interest income earned from higher average cash balances as a result of proceeds from our initial public offering that was completed during March 2000.

NET LOSS

Net loss increased to $7.4 million and $28.8 million for the three and nine months ended September 30, 2000 from $3.5 million and $6.7 million for the same periods in 1999. The $3.9 million and $22.0 million increases in net loss were the result of increased spending in research and development, sales and marketing, and general and administrative, and increases in the amount of amortized of deferred compensation, partly offset by higher gross profit and interest income.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we funded our operations primarily with $32.3 million raised through the private sale of our equity securities. On March 8, 2000, we sold 4,500,000 shares of common stock as part of our initial public offering and completed the offering on March 16, 2000 when we sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option for a total of 5,175,000 shares of common stock issued and sold at a price of $10.00 per share. As a result, we received approximately $48.1 million in cash proceeds, net of underwriting discounts and commissions. As of September 30, 2000, we had cash, cash equivalents, short-term investments and restricted cash of $32.2 million. At December 31, 1999 we had a term loan of $225,000 with Silicon Valley Bank. This loan was completely paid off during the quarter ended March 31, 2000 and we have no further credit arrangements with Silicon Valley Bank. We currently have a $2.0 million line of credit with Imperial Bank that expires on February 16, 2001. As of September 30, 2000, we had $190,000 in borrowings against this line of credit.

Net cash used in operations for the nine months ended September 30, 2000 was $27.3 million compared with $5.0 million for the same period in 1999, primarily the result of net losses of $28.8 million, adjusted for depreciation and amortization charges. Cash outflow for the nine month ended September 30, 2000 was primarily for operating activities, including growth in our accounts receivable due to higher specialized print service sales, and increases in prepaid expenses. Cash usage was partially offset by increases in accounts payable and accrued liabilities related primarily to higher cost of product sales.

Net cash used in investing activities was $15.5 million for the nine months ended September 30, 2000 compared with $918,000 for the same period in 1999. Cash used in investing activities during this period was related to short-term investment purchases of $17.3 million and $3.6 million for purchases of property and equipment.

Net cash provided by financing activities was $47.9 million for the nine months ended September 30, 2000, compared to $19.7 million for the same period in 1999. Cash provided by financing activities was primarily from net proceeds of the initial public offering of our common stock and exercises of stock options.

On April 6, 2000, iPrint entered into a fifteen month agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. iPrint has recorded amortization expense of $2.9 million for the nine months ended September 30, 2000 related to this agreement. Payments to Yahoo! under this agreement that were due on or prior to September 30, 2000, as previously disclosed in the Company's Form 10-Q for the quarter ended June 30, 2000 have been made.

On November 13, 2000, iPrint and Yahoo! agreed to amend the original agreement to provide for its termination as of December 31, 2000. Under this amendment a final payment to Yahoo! of $133,000 will occur in the fourth quarter of 2000.

As of September 30, 2000, we had an aggregate of $4.3 million in future operating lease obligations of which $1.0 million is to be paid within the next twelve months. These leases are for 24,100 square feet of office space for our Redwood City facilities and 23,400 square feet of office space for our Menlo Park facility. In March 2000, we entered into an agreement with Bohannon Development Company under which we have leased the facilities in Menlo Park, California for a term of five years. On June 26, 2000, we entered into an agreement with a third party whereby we subleased 10,540 square feet of office space in our Redwood City facility for a term of one year beginning July 1, 2000 with an option to renew for an additional six months. On September 15, 2000, the sublease agreement was amended to allow for a second option to renew for an additional six months, a quarterly commitment to purchase printed products from iPrint, and the reduction of rent under the original sublease agreement. We expect to generate cash inflow of approximately $1.2 million from the sublease agreement over the next twelve months assuming the first option to renew is exercised.

We have developed an operating plan that we believe will accelerate our timeline to profitability. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements. In the event that this timeline is extended, we believe we have sufficient cash to fund our operations for the next twelve to fifteen months. We may incur an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, potential geographic expansion and integration of any businesses we may acquire. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

As part of its business strategy, the Company assesses opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions.

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

OUR QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We have historically competed in the general commercial printing sector, which is generally characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere or incorporated by reference in this report, quarterly fluctuations may also result from:

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

      - the timing of customer orders, in particular orders for specialized print services;

      -   increased competition; and

      -   general or industry-specific economic conditions.

Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict.


WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

We began operations in August 1996 and commercially introduced our Internet-enabled printing services in January 1997. We have had limited revenues to date, and our customers have been doing business with us for only a short time. Our limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the new and rapidly evolving markets for Internet products and services. To be successful, we must, among other things:

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES WILL CONTINUE.

We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. As of September 30, 2000, we had an accumulated deficit of $44.7 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. If we are unable to rapidly increase our revenues and operating margins, and decrease our operating expenses, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to become profitable.

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

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

         None


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a)   Sales of Unregistered Securities.

         None


   (b)   Use of Proceeds.

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


ITEM 3.      DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.       OTHER INFORMATION

         In October 2000, Talbot Harty, our former Chief Information Officer, resigned as an employee and officer of iPrint.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     2.2*          Form of Agreement and Plan of Merger between iPrint, Inc., a California corporation, and
                       iPrint.com, inc., a Delaware corporation
     3.1*          Restated Certificate of Incorporation of Registrant
     3.2*          Bylaws of Registrant
     3.4*          Form of Certificate of Amendment of Restated Certificate of Incorporation
     4.1*          Second Amended and Restated Rights Agreement dated September 30, 1999 between the
                       Registrant and certain stockholders
    10.12**        Business Park Lease, dated March 7, 2000, between
                       Bohannon Development Company and iPrint.com (PREVIOUSLY
                       FILED AS AN EXHIBIT TO THE COMPANY'S REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 2000)
    10.13**        Advertising and Promotion Agreement dated April 6, 2000 by and between iPrint.com and Yahoo! Inc.
    10.14          Sublease Agreement dated June 26, 2000 by and between iPrint.com and Napster, Inc.
    10.15          Amendment to Sublease  Agreement dated September 15, 2000 by and between  iPrint.com and Napster, Inc.
    27.1           Financial Data Schedule (EDGAR - filed version only)
    99.0**         Risk Factors from the Registrant's 424(b) Prospectus (PREVIOUSLY FILED AS AN EXHIBIT TO THE
                       COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000)


* Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 (No. 333-91841)

**        Previously filed

(b)         Reports on Form 8-K.

            We did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          iPrint.com, inc.




                            By:          /s/ Royal P. Farros
                               ----------------------------------------
                                              Royal P. Farros
                                 President, Chief Executive Officer and
                                   Chairman of the Board of Directors






                            By:        /s/ James P. McCormick
                               ----------------------------------------
                                         James P. McCormick
                                     Chief Operating Officer and
                                       Chief Financial Officer



Date:    November 14, 2000