Form 10-K405
period 2000-12-31
IPRINT COM INC
filed 2001-03-30
CIK 1099795

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

  For the fiscal year ended December 31, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

  For the transition period from          to

                        Commission file number: 0-29733

                               ----------------

                               iPrint.com, inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                77-0436465
 (State or other jurisdiction of                  (IRS Employer
 incorporation or organization)               Identification Number)

                            255 Constitution Drive
                             Menlo Park, CA 94025
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 298-8500
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the common stock as reported on the NASDAQ National Market on January 23, 2001, was approximately $9,399,655. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliate status is not necessarily a conclusive determination for other purposes. As of January 23, 2001, 30,151,592 shares of the Registrant's common stock were outstanding, at $0.001 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                iPrint.com, inc.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE PERIOD ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 Item 1  Business.......................................................     3

 Item 2  Properties.....................................................    13

 Item 3  Legal Proceedings..............................................    13

 Item 4  Submission of Matters to a Vote of Security Holders............    13

 Item 4A Executive Officers.............................................    14

                                    PART II

 Item 5  Market for Registrant's Equity and Related Stockholder
          Matters.......................................................    17

 Item 6  Selected Financial Data........................................    17

 Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    19

 Item 7A Quantitative and Qualitative Disclosures About Market Risks....    33

 Item 8  Financial Statements and Supplementary Data....................    34

 Item 9  Changes in and Disagreements with Accountants on Accounting And
          Financial Disclosure..........................................    54

                                   PART III

 Item 10 Directors and Executive Officers...............................    54

 Item 11 Executive Compensation.........................................    54

 Item 12 Security Ownership of Certain Beneficial Owners and
          Management....................................................    54

 Item 13 Certain Relationships and Related Transactions.................    54

                                    PART IV

 Item 14 Exhibits and Reports on Form 8-K...............................    55

         Exhibit Index..................................................    55

         Reports on Form 8-K............................................    55

         Signature......................................................    56

         Schedule II--Valuation and Qualifying Accounts.................    57

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN THE "FACTORS AFFECTING FUTURE RESULTS" BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

   ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT, TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

                                    PART I

ITEM 1 BUSINESS

Overview

   iPrint.com, inc. ("iPrint") is a leading provider of online printing technology and infrastructure for the business market.

   Our online print shops, printing technology, and specialized printing services offer a virtual one-stop shop for commercial printing, letting customers design, proof, and order thousands of customized printed products. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select commercial print vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits include streamlining information and workflow, centralizing control and accountability, and improving return on investment associated with e-procurement investment.

   We were incorporated in August 1996 and initiated our online print shop offering in 1997. We began offering infrastructure services in 1998 and specialized printing services in 2000. In early 2001, we expanded into the enterprise market with a corporate e-printing offering.

   We promote our online printing technology and services through a direct sales force, marketing partnerships, and our branded iPrint.com website and related private-labeled and co-labeled partner websites.

Industry Background

 The Growth of Internet Commerce and Its Impact on Business

   The explosive growth of the Internet as a tool for global communications has enabled millions of people to interact electronically. According to the Neilson rating, there were 166 million web users in the United States alone as of March 15, 2001, and they expect this number to grow to approximately 502 million by the end of 2003. Rapid acceptance of the Internet as a communications platform by both businesses and consumers has created the foundation for significant growth in e-business.

   Large enterprises continually strive for better gross and operating margins. Traditional procurement is costly, partially as a result of the manual processes within an organization, as well as the manual processes occurring between organizations. To make these manual processes more efficient, corporations have placed significant investment in enterprise resource planning or ERP, e-procurement, and supply chain management applications and environments. International Data Corporation predicts that the e-procurement applications market will increase from approximately $147 million in revenues in 1998 to $5.3 billion in 2003.

   There are several benefits of an e-procurement system, including:

  .  streamlined procurement process

  .  internal procurement cost savings

  .  quality and cost control

  .  reporting for enterprise tracking and accountability

   Furthermore, the Small Business Administration estimates that more than 98% of all businesses in the United States have fewer than 100 employees. These businesses, particularly self-employed individuals and small businesses, often lack the size and financial resources to create economies of scale. As a result, these organizations typically do not maintain dedicated procurement departments and often do not achieve significant purchasing leverage. The Internet can provide these businesses with a number of advantages when making purchases, including:

  .  convenience

  .  wider selection of products and services

  .  competitive pricing

   The widespread adoption of the Internet as a purchasing vehicle, as well as the creation of technology and infrastructure that automates, integrates, and aggregates business products and services, has generated significant opportunities for companies to change and improve traditional marketplaces such as the commercial printing industry.

 The Traditional Printing Industry and Its Limitations

   Printing can be a major area of expenditure for businesses. Based on data from CAP Ventures Print on Demand Market Forecast 1999-2004, sales in the United States printing industry totaled $305.8 billion in 1999. The manufacturing side of the printing industry is highly fragmented, with an estimated 50,000 local and regional commercial printers in the United States.

   The process of purchasing printed goods usually consists of four phases: quotation, design, order placement, and fulfillment. Typically, design is initiated in-house using software design tools such as Adobe Illustrator, QuarkXPress or PageMaker or is manually accomplished using a complex series of paper-based templates and order forms that indicate design and ordering attributes such as layout, graphic enhancement, color, typeface, and credit card and shipping information. Design information is often transmitted via phone, fax or courier to a commercial print vendor for quotation and/or fulfillment. After an order is placed, the process of preparing, printing, and delivering the order constitutes the fulfillment process.

   The four phases of purchasing print contain a number of inefficiencies and create numerous challenges for both purchasers and the commercial print vendors that serve this market, including:

   Time consuming. In the manual print process, there are dozens of interaction and communication milestones that can involve significant travel and expense. If the finished product fails to satisfy the customer, the materials may be returned to the vendor to be reprinted, which is referred to as a reprint-due-to-error or a re-do, adding to the overall processing time.

   Lack of control and guesswork. For those using an order form mechanism, the text-based order form is non-visual, which means that a print customer usually does not see how the overall design will look prior to printing. Without a printed proof, a customer can only guess how the final product will look, resulting in an uncomfortable buying situation. Due to the constraints of a form-based creative process, a customer has limited control over creative design iterations.

   Error-prone. Even when submitting electronic design files, the quotation, order, and fulfillment phases are typically handled manually, increasing the potential for human error. Some of the factors that affect this error rate include incorrectly formatted or incomplete electronic design files or incomplete or illegible paper forms. Information is typically entered manually into the printer's systems multiple times, greatly increasing the chances for typographical errors. Because an order is not usually accompanied by a visual proof, aesthetic interpretations are often necessary and can contribute to design variations that differ from customer expectations.

   Cost-inefficient and labor intensive. The process by which an order is prepared for printing by the commercial print vendor, known as prepress or pre-production, is generally manually oriented and labor intensive. Short-run print orders are generally low-dollar transactions that can require the same amount of time, labor, and service as large print orders. Consequently, they are less desirable to printers and discourage process innovation and investment. Information is generally entered redundantly into various accounting, batching, and composite systems. As a result, manual proofing and physical movement of operating paperwork must be repeated throughout the printing process.

   Incomplete product offerings. Because traditional print shops generally offer a limited selection of customizable products, customers may have to contact several shops or design houses to fulfill even basic printing needs.

   Limited product and order information. Custom printing can be a complex process. As a result, the traditional print broker, print shop, or catalog customer representative may lack knowledge concerning product offering, pricing, and timing of delivery. After a print order is placed, customers often have limited interaction with the servicing representative and, for standard printing services, usually no direct interaction with the commercial print vendor, making it difficult to track changes in order status and delivery time.

   We believe that customers want a more efficient and reliable means to purchase printing services. Likewise, we believe that commercial print vendors want to take advantage of the efficiency and interactivity of the Internet to improve order management and increase sales. However, the vast majority of print vendors have not been able to justify the resources required to build and maintain their own online printing systems.

iPrint Enterprise System Solutions

   Large enterprises are often impacted by the infrastructure costs necessary to order and control purchased products. To ensure total procurement cost savings, large enterprises have been implementing e-procurement and supply chain systems to improve gross margins and operating margins. Through our Corporate e-Print Centers and specialized print services, we offer corporations a self-service, online, cost-efficient solution to satisfy professional printing needs. By utilizing our integrated enterprise system solutions, large corporations can realize the following benefits:

   Streamlined professional print-buying process. Our online technology streamlines the traditionally manual process for personalizing, ordering, and printing corporate stationery and business products. The system also enables distributed ordering for companies with offices in multiple locations. Many of our systems are electronically connected to an extensive network of commercial printing partners, further streamlining information flow, design, and order delivery.

   Centralized control and accountability. Enterprises need to manage both brand and non-authorized print spending. Our online technology allows corporations to lock in branding and design requirements as needed.

Approval is automated and can be linked into a corporation's IT system, effectively increasing both the granularity of the purchase order process and the subsequent reporting process even across different geographic offices and intra-company departments.

   Cost reduction. A large enterprise's procurement process, including the accurate completion of purchase requisitions, requisition routing for authorization, and submission of the approved purchase order to the vendor, is costly. Purchases that incorporate design requirements and collaboration are often manual and more complex than commodity procurement and, as a result, can be even more costly. By integrating our online, self-service technology into an enterprise's e-procurement system, an enterprise can realize substantial operating cost reductions. In addition, because iPrint technology can be integrated into an existing ERP, e-procurement, or supply chain environment, implementation costs are virtually eliminated.

   Improved return on investment for enterprise e-procurement systems. Large enterprises have been investing in ERP, e-procurement, and supply chain systems in an effort to improve gross margins and operating margins. The greater the cost reduction, the greater the return on investment large enterprises will achieve for the investment in their e-procurement systems. We believe this is an important motivator for corporations today and that our technology offers the enterprise improved return on investment for print-related spending.

iPrint Small Business Solutions

   Through our self-service, online print shops, we offer small businesses a single place to satisfy professional printing needs. While our primary focus is on business customers, our ability to automate and aggregate print jobs in small quantities allows us to effectively service the high-margined printing needs of individuals and small businesses as well. We offer small businesses and individuals the following benefits:

   Convenience. Our online website, iPrint.com, as well as the websites of our private-labeled and co-labeled partners, are available 24 hours a day, seven days a week, from any Internet-enabled personal computer, and are self-service and user-friendly. Products can be shipped to virtually any location the customer chooses, enabling the entire process to be managed from the comfort of the office or home.

   Simplified design and enhanced ordering process. For products created through any of our website properties, our technology enables the customer to design and view printed items prior to purchasing these products. We believe our "what-you-see-is-what-you-get" approach is superior to the non-visual, forms-based process traditionally used by print shops and office supply catalogs, increases reliability and customer satisfaction, and reduces the time it takes to complete an order. At our website properties, our interactive design tools alert the customer to common mistakes and missing information, further reducing the possibility of an incomplete or inaccurate order. Regardless of where a product is created, we route orders to the most appropriate printing plant given quantity, equipment, raw materials and geographical considerations.

   Streamlined fulfillment process. After an order is placed, we electronically send a ready-to-print graphic file and, a job ticket file, which is a data file containing all of the attributes of an order including information like paper codes, ink codes and shipping information, to one of our certified commercial print vendors located throughout the United States. Our online self-service print shops virtually eliminate the prepress process for our commercial print vendors. We believe this significantly improves the accuracy of the order and substantially reduces the amount of time and effort required for the commercial printer to complete it.

   Significant cost savings. Through automation and aggregation, we are able to pass significant savings on to our customers as compared to the typical traditional print shop and design house, sometimes by as much as 50%. Further, we believe that we compete favorably on price with mail order catalogs but have a superior offering of customized printed products. Our print shop properties operate online, enabling us to eliminate the costs of building and managing physical print shops or printing and distributing catalogs.

   Broad range of services and professionally printed products. We provide a one-stop shopping experience for a wide range of printed products and services. We believe our print product selection is superior to most traditional print shops and office supply catalogs. In our self-service print shop properties, we offer thousands of print items in dozens of product categories, including business cards, stationery, checks, business forms, labels, rubber stamps, invitations, personalized Post-it(R) Notes, photo mouse pads, t-shirts, coffee mugs, and many other items. Customers can design, view and modify a design, and either immediately place their order or save their work-in-progress and order at a later date. For print items or higher quantities not offered in our self-service selection, we respond to customer requests for specialized projects with customized quotations.

   Comprehensive customer service. We offer a broad range of customer services and communication during all phases of the ordering and fulfillment process.

iPrint Benefits to Backend Commercial Printing Network

   In addition to the benefits we provide to our enterprise and small business customers, we also provide significant advantages to our backend network of commercial print vendors.

   Based on our experience with commercial print vendors, we believe our technology and "what- you-see-is-what-you-get" approach significantly reduces reprint-due-to-error rates and, in turn, streamlines production and eliminates costly print wastage. Our automated, self-service approach virtually eliminates the prepress process for standard business printing, thus reducing the actual cost of printing while improving overall capacity utilization. Aggregation also presents a higher volume opportunity for our printing partners. All of these factors facilitate cost savings, additional business opportunity, and higher throughput for our commercial print partners.

The Strategy

   Our objective is to be the leading online printing technology and infrastructure provider to the business market. To achieve this objective, our strategy includes the following key elements:

   Develop an integrated technology and marketing relationship with key suppliers of ERP, e-procurement, and supply chain management software and environments. We believe the e-procurement market is in a significant growth phase as enterprises strive to improve operating results. We intend to work with the leading ERP, e-procurement, and supply chain application providers to co-market our Corporate e-Print Center environment.

   Expand our website property business through strategic marketing relationships. We intend to continue developing relationships with leading brick and mortar printing organizations, as well as with leading destination websites and media companies, requiring or benefiting from an online printing presence. By developing these relationships, we believe we can increase usage of our online print shop properties while decreasing customer acquisition costs.

   Continue development of our technology, including expanding our e-printing services. We intend to further enhance the functionality of our technologies to improve order flow and reporting, expand our service offerings, facilitate more complete integration with print vendors, expedite payment processing, and improve the overall efficiency and throughput of our system.

Products and Services

   Through our Corporate e-Print Centers and retail website properties, our customers can design, modify, proof and order over 3,500 printed products across dozens of product categories. Through our specialized print services, we can service customers with additional printed items or higher quantities that are not offered in Corporate e-Print Centers or retail website properties.

   Using our online Design Studio(TM), our customers can personalize products using a wide range of graphics, fonts and other customization options. Online designing, proofing, and ordering significantly enhances the print buying experience, improves information flow through an organization, and with our backend printing network, reduces costs.

   The following is a representative list of printable items that we offer through our self-service enterprise and retail print shops:

   Business and Stationery          Gifts and Apparel                 Promotional
   Business cards                   Luggage tags                      Caps
   Business checks                  Mugs                              Golf balls
   Labels                           Polo shirts                       Key chains
   Letterhead                       Sweatshirts                       Mousepads
   Memo pads                        T-Shirts                          Pens
   Rubber stamps                    Tote bags                         Post-it(R) Notes

   Within a given category, there can be hundreds of different products and product options from which a customer can choose. For example, within the labels category, customers may select from a broad range of address, shipping, business and other types of labels. After the type of label is selected, customers can then choose the size, design, text, font, layout and ink color to be printed on the label. Once they have personalized their label and proofed the exact design online, they only need to enter their billing and shipping information to complete the order.

   The following graphic represents the steps involved in the iPrint.com ordering process:

                                   [GRAPHIC]

   Customers can access our print services through the following channels:

CORPORATE e-PRINT CENTERS:

   Through our Corporate e-Print Center program, we supply technology and operating infrastructure to run customized e-printing centers for large enterprises, including organizations like Oracle, PeoplePC, and TIBCO. Our online corporate print centers can integrate into existing compatible ERP, e-procurement, or supply chain management environments or function in a stand-alone capacity. Depending on the specifics of the arrangement, we may generate revenue from set-up and activation charges, from reselling printed materials purchased from our backend printing network, from a transaction percentage, or from some combination of all of the above. In some cases, our corporate customers may determine the printing vendor. Products offered at our Corporate e-Print Centers vary depending on the requirements and desires of the corporate partner.

SPECIALIZED PRINT SERVICES:

   Within the broad scope of standard business printing services, organizations often have special printing needs. These unique, project-oriented print jobs may vary only in quantity from our existing website offering, or they may involve printed items that are not generally offered in our self-service print shop, such as multi-paged color brochures, specialized banner production, color photocopying, or bound documentation. We promote these specialized services at our Corporate e-Print Centers and iPrint.com and related websites. These orders often represent higher revenues than a typical short-run print job. Our customer service representatives review and respond to these requests on a case-by-case basis. We may fulfill special projects through our existing commercial print vendors or select other print vendors beyond those we ordinarily use. We generate revenues from these orders based on the value of the products ordered by a customer. By their nature, the specifics and dollar amounts of these projects vary widely. We believe we are in a favorable position to provide these additional specialized services to our current customer base.

PRIVATE-LABELED, CO-LABELED, AND iPRINT.COM WEBSITE PROPERTIES:

   In addition to operating our own iPrint.com retail print shop, we supply the technology and operating infrastructure to run online print shop environments in a non-exclusive way to a variety of organizations, including companies like 3M, OfficeMax, Microsoft, and Excite. Co-labeled relationships promote both the iPrint.com brand and the co-labeled party's brand and agreements are individually negotiated, usually paying a percentage commission on sales made through these online shops. Private-labeled relationships promote only the private-labeled party's brand. Depending on the specifics of the arrangement, we may generate revenue either from orders placed on these websites based on the wholesale price of the products sold, from a fee based on revenue generated from the website, or some combination of product and transaction fees. In some instances, our private-labeled parties may determine pricing, as well as print and order fulfillment vendors. For both private and co-labeled retail shops, the products offered vary depending on the requirements and desires of a particular partner.

   Our website has won numerous awards and recognition, including:

  . Innovation 100 Award. iPrint was ranked by InformationWeek Magazine and Cap Gemini Ernst & Young as one of the top organizations that has mastered information technology and business savvy to build profitable and successful customer relationships.

  . Print-On-Demand Innovative Leadership Award. CAP Ventures presented this award to iPrint for having achieved technological advances that extend the power, flexibility, and added value that characterize on demand printing.

  . Inc./Cisco Growing with Technology Awards. Inc. Magazine and Cisco Systems selected iPrint as a winner in the Online-Only: 21st Century Revolutionaries category for using network technology to create new ways of selling products and services, and establishing new markets in the industry.

  . InformationWeek E-Business 100. iPrint was ranked #15 in InformationWeek Magazine's list of the top 100 electronic businesses, recognized for its ability to effectively integrate business and technology, and achieve overall innovation in e-business.

  . Windows Magazine Best Business Sites. iPrint was named to WINDOWS Magazine's list of the 101 Best Business Sites, having been recognized for its quality of information, utility, solutions, and ability to help users maintain a competitive edge.

  . The CIO WebBusiness 50/50 Award. iPrint was honored by CIO WebBusiness Magazine as one of the 50 outstanding Internet and 50 Intranet sites that demonstrate innovative design, technology, content, and functionality.

Customer Support

   For all of our Corporate e-Print Centers and our retail website properties, we use comprehensive email and telephone-based support to aid our customers in the design and order process where appropriate. Our customer service professionals utilize proprietary software to access a customer's current and past order history, ensuring efficient customer contact. We also have a comprehensive Frequently Asked Questions, or FAQ, facility in our Corporate e-Print Centers and our retail website properties that explain each step of our processes and answers a variety of design and ordering questions. This enables customers to more easily complete their designs and orders and take advantage of our services.

Technology and Product Development

   We significantly leverage core technology to support all of our e-printing services, including our Corporate e-Print Centers and our retail website properties. Our technology is based on an integrated view of the entire print procurement and production process. We provide a solution that integrates the customer ordering process with the production process in a scalable environment. For enterprise customers, our technology can be integrated with an ERP, e-procurement, or supply chain application in order to provide a seamless print-buying solution or can operate in a stand-alone capacity. Our retail website properties can be accessed via simple Internet connectivity.

   The computer software architecture of our products and services integrates high-performance, proprietary software modules with technology that we license from third parties. We also use hardware and software components from well-established vendors, including Cisco Systems, Dell Computers, Intel, Microsoft, America Online/Netscape Communications, and Sun Microsystems. The software supporting our Corporate e-Print Center and our retail website properties can run on a single machine or be distributed across multiple servers, depending on capacity requirements. Servers can be added or removed while the system continues to operate, allowing us to adjust capacity in a controlled manner while reacting quickly to market requirements. We physically host the servers at a remote website to allow for the uninterrupted operation of the service websites in the event of a major system failure.

   Our products are conceived, designed and implemented through the collaboration of our internal engineering, marketing and production organizations. Our product design efforts are focused on improving our existing technology as well as developing new applications to address customer needs. We plan to continue employing a market-focused design approach by providing innovative technology that responds to and anticipates market needs for functionality, simplicity, style, and ease of use.

Marketing and Distribution

   To market our enterprise solution, we intend to build a direct sales force with increased industry technology, print, and enterprise experience. We also believe that there is an opportunity to expand our market presence through strategic marketing efforts with the suppliers, resellers, and integrators of the ERP, e-procurement, and supply chain management environments that we support.

   To market our retail solutions, we will continue targeting those organizations that require an online retail print shop presence as well as working with traffic-generating partners to build our iPrint.com branded properties.

Customers

   For our enterprise e-printing solution, our target customers are predominantly large enterprises with 1,000 or more employees. We expect revenues, including revenues from specialized printing services, to be greater than $100,000 per account per year.

   For our private-labeled and co-labeled relationships, our target customers are those corporations that benefit from an online print shop presence. We expect revenues to be greater than $100,000 per account per year. The retail website properties that we build and operate target the high-margined printing requirements of predominantly small businesses of less than 100 employees. As of December 31, 2000, our own iPrint.com website had logged over one million unique, paying customers and over two million total community members. Average non-promotional order value was approximately $64.00 while promotional order value was approximately $4.70 during 2000.

   One customer accounted for 10% of total revenue for the year ended December 31, 2000. The same customer accounted for 25% of outstanding accounts receivable balance as of December 31, 2000. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

Intellectual Property

   We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws and confidentiality and/or license agreements with our employees and others, including the online organizations, large commercial printers and office supply chains with whom we have co-label, private-label and marketing relationships.

   In the United States, we have filed two utility patent applications and one provisional patent application, and we may seek other patents in the future. Both of the utility applications have pending international applications. These patents for which we have applied have not yet been issued. We have registered trademarks or pending applications for the iPrint name in the U.S. and other key foreign countries. We have registered trademarks or pending applications for related names in the U.S. In addition, we seek to avoid disclosure of our trade secrets by limiting access to our propriety technology and restricting access to our source code. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our technology or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competing companies may independently develop similar technology.

Competition

   Broadly speaking, we are an online alternative to traditional print shops and print brokers. We compete with these offline entities. The existing printing market is established, mature and intensely competitive. The short-run mass market printing industry in the United States is highly fragmented, with an estimated 50,000 local and regional printers. These printers are mostly independent but many are owned by larger consolidators such as Taylor Corporation. Many of these printers have long-term established relationships with their customers and provide geographic proximity as well as services that are not yet available online.

   For mass-market printed items, price is generally not a principal method of competition, primarily due to the short-run nature of this type of printing. We believe that convenience of ordering, breadth of product offering, shorter delivery time, and product quality all play a more important part in short-run, mass-market print-buying psychology.

   Ultimately, we believe that the Internet will become an important source for the procurement of printed products targeted at businesses. Within this area, our principal direct competitors are Taylor Corporation and Discount Labels, who have developed online websites that permit customers to create, proof, and order popularly printed items directly online. While Taylor Corporation and Discount Labels each have substantially more resources than iPrint, we believe we can be competitive because of our greater experience in technology, especially in integrating with corporate ERP, e-procurement, and supply chain management environments.

   We also compete with mail-order catalog printers, which may benefit from offering a wider range of non-printed products than us. We also face direct competition from a variety of other organizations, including existing office supply chains, procurement brokers, stationery houses, design houses, advertising specialty and print brokers, and photo and gift operations, many of which are in the process of developing their own online print services. We also face competition from the increasing sophistication of desktop printers which may lessen the need for professional offset and raised ink printing. In addition, companies that we do not currently compete with may become competitors in the future, either through the expansion of our technology and services or through their product development in the area of online print shops or through acquisitions. These companies could include Adobe Systems, America Online, and Microsoft Corporation. Some of our private-labeled printers may also terminate their agreements with us and offer competing print services.

   The market for online print shops is new, rapidly evolving and highly competitive. We are aware of dozens of online print shops that provide some of the printing products and services similar to ours. Further, we are aware of hundreds of online businesses that offer some limited custom printing services. The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us and may enter into relationships to provide online printing services with larger, more established and well-financed companies. Some of our competitors may be able to enter into these relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved services that may compete with the services we market. New technologies and the expansion of existing technologies may increase competitive pressures on us. Furthermore, companies with whom we have relationships to provide online printing services may offer end-users the choice between our services and the services of one of our competitors, and future customers may also offer end-users a similar choice. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Employees

   As of January 31, 2001, we had 155 full-time employees. Of these employees, 53 were in product development, 46 in sales, marketing and business development, 17 in customer support and 39 in finance and administration. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain highly qualified technical and management personnel. From time to time we also employ independent contractors to support our product development, sales, marketing, business development and finance and administration organizations.

ITEM 2 PROPERTIES

   Our principal offices are located in leased facilities in Menlo Park, California, and consist of approximately 23,400 square feet and has a term of five years. In addition to our principal office space in Menlo Park, California, we also lease 22,700 square feet in Redwood City, California under a series of multi-year leases that expire between September 2001 and September 2003.

   In June 2000, we entered into an agreement to sublease approximately 10,500 square feet in of our Redwood City, California facility for a term of one year beginning July 1, 2000 and with an option to renew for an additional six months. In September 2000, the sublease agreement was amended to allow, among other matters, an additional six-month renewal option.

   We believe that our existing facilities are adequate for our current needs or that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3 LEGAL PROCEEDINGS

   We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A EXECUTIVE OFFICERS

   Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of December 31, 2000:

              Name            Age                  Position
              ----            ---                  --------
   Royal P. Farros...........  41 Chairman of the Board of Directors, Chief
                                   Executive Office and President
   Deborah J. Centanni.......  48 Vice President, Human Resources
   Kieran S. Chung...........  47 Chief Information Officer
   Laurie K. Farros..........  38 Vice President, Organizational Development
   Thomas W. Haley, Jr. .....  40 Vice President Corporate Printing Services
   David L. Hodson...........  33 Chief Technology Officer
   William P. Kaplan.........  47 Vice President and General Counsel
   Gregory M. Korjeff........  41 Vice President, Operations
   James P. McCormick........  42 Chief Operating Officer, Chief Financial
                                   Officer and Secretary
   Nickoletta T. Swank.......  43 Vice President, Strategic Business
                                   Relationships and Assistant Secretary
   Mark Dubovoy (2)..........  54 Director
   Deepak Kamra (1)..........  44 Director
   Guy Kawasaki..............  46 Director
   J.A. Heidi Roizen (1)(2)..  42 Director

--------
(1) Member of the audit committee.

(2) Member of the compensation committee.

   ROYAL P. FARROS founded iPrint in February 1996 and has served as our president, chief executive officer and chairman of the board of directors since our inception. From June 1994 to February 1996, Mr. Farros served as executive vice president and general manager of the Electronic Direct division of Deluxe Corporation, a commercial printer. From June 1983 to June 1994, Mr. Farros served as executive vice president and from June 1986 to June 1994 as chairman of the board of directors of T/Maker Company, a consumer software company. Mr. Farros holds a B.S. and an M.S. in Industrial Engineering from Stanford University.

   DEBORAH J. CENTANNI joined iPrint as our vice president, human resources in October 2000. Prior to joining iPrint, Ms. Centanni served as vice president of client services at Right Management Consultants from 1998 to September 2000. From 1994 to 1998, Ms. Centanni, served as business performance manager at the Institute for Business Performance. Ms. Centanni holds a B. A. in Management from Saint Mary's College and an M.A. in Education from San Jose State University.

   KIERAN S. CHUNG has served as our chief information officer since November 2000. From March 1999 to November 2000, Mr. Chung was vice president of IT operations for AutoNation, Inc., a Fortune 100 corporation specializing in automotive retail sales. Before joining AutoNation, Mr. Chung was chief information officer for Skyteller, LLC from January 1997 to February 1999. Prior to that Mr. Chung was director-max systems, System One Amadeus, the world's largest CRS and chief technology officer of Vereins-Und WestBank AG. Mr. Chung holds a A.A. in Computer Systems from Miami Dade Community College.

   LAURIE K. FARROS served as our vice president of human resources from October 1998 to September 2000. Ms. Farros has served as our vice president of organizational development since October 2000. From October 1997 to September 1998, Ms. Farros provided human resources consulting services to various technology companies. Prior to working as a consultant, Ms. Farros served in several management positions in the Electronic Commerce Group at Visa International from January 1993 to July 1997, most recently as vice president focusing on electronic bill payment. Ms. Farros holds a B.S. in Information Technology from San Jose State University.

   THOMAS W. HALEY, JR. joined iPrint, as our vice president, corporate printing services in March 2000. From 1986 to February 2000, Mr. Haley served as vice president of sales and marketing for Consolidated Publications, Inc. Mr. Haley holds a B.S degree in Accounting from University of Santa Clara.

   DAVID L. HODSON was on the founding team of iPrint and has served as our vice president, technology since May 1998 and as chief technology officer since June 2000. From May 1996 to May 1998, Mr. Hodson served as our director of technology. From February 1995 to May 1996, Mr. Hodson was a technologist at the Electronic Direct division of Deluxe Corporation. From June 1992 to October 1994, Mr. Hodson held various technical positions with Visa International, a full-service payment network. Mr. Hodson holds a B.S. in Management Information Systems and an M.B.A., both from California State University, Chico.

   WILLIAM P. KAPLAN has served as our vice president and general counsel since January 2000. From December 1998 to January 2000, Mr. Kaplan was vice president and general counsel of Resumix, Inc., a producer of automated staffing and skills management software. From June 1997 to December 1998, Mr. Kaplan served as general counsel of Internet service provider Netcom On-Line Communication Services, Inc. Prior to that Mr. Kaplan was general counsel of UB Networks, Inc., a computer networking and telecommunications company. Mr. Kaplan holds a B.A. degree in Mathematics from the University of California, Santa Barbara, and a Juris Doctor degree from the School of Law at the University of California, Davis.

   GREGORY M. KORJEFF has served as our vice president, operations since September 1997. From September 1995 to September 1997, Mr. Korjeff was chief administrative officer at Accountants Inc., a staffing services company. From January 1986 to September 1995, Mr. Korjeff was employed by the bankcards division of Citicorp Credit Services, a commercial bank, where he served in various management positions, most recently as vice president and division financial officer. Mr. Korjeff holds a B.A. in geology from Dartmouth College.

   JAMES P. MCCORMICK has served as our chief financial officer since October 1999, as secretary since November 1999 and chief operating officer since May 2000. From June 1997 to October 1999, Mr. McCormick served in various executive positions, most recently as the chief financial officer, senior vice president, finance and administration and chief operating officer for General Magic, Inc., a computer software and telecommunications company. From July 1994 to June 1997, Mr. McCormick was employed by UB Networks, a computer networking company, where he served in various executive positions, most recently as vice president, finance and administration and chief financial officer. Mr. McCormick holds a B.B.A. from the University of Toledo and an M.B.A. in Finance from the University of Michigan.

   NICKOLETTA T. SWANK was on the founding team of iPrint and served as our vice president, operations until September 1997. Ms. Swank has served as our vice president, strategic business relationships since September 1997 and as our assistant secretary since November 1999. Ms. Swank also served as secretary from our inception to November 1999 and as a director from September 1997 to February 1999. From July 1992 to July 1996, Ms. Swank was employed at T/Maker Company, a consumer software company, where from January 1995 to July 1996, she was director, international sales, from February 1994 to December 1994, she was international group manager and from July 1992 to January 1994, she was country manager for Australia and New Zealand. Ms. Swank holds a B.S. in Industrial Engineering from Stanford University.

   MARK DUBOVOY has been one of our directors since October 1997. Mr. Dubovoy co-founded and has served as a general partner of Information Technology Ventures, a venture capital partnership, since September 1994. Mr. Dubovoy also has co-founded and served as the managing director of LeapFrog ventures, a technology- oriented venture capital partnership, since November 1999. Mr. Dubovoy currently serves on the board of directors of Exodus Communications, a website and network management company, as well as on the boards of several private companies. Mr. Dubovoy holds a B.S. in Physics from the National University of Mexico, and both an M.A. and a Ph.D. in Physics from the University of California, Berkeley.

   DEEPAK KAMRA has been one of our directors since March 1999. Since October 1995, Mr. Kamra has been a general partner of Canaan Equity Partners, a venture capital partnership. From March 1993 to October 1995, Mr. Kamra was a principal at Canaan Equity Partners. Mr. Kamra serves on the board of directors of

Concord Communications, a computer network software company, and Interact Commerce, a business software company, as well as on the boards of several private companies. Mr. Kamra holds a Bachelor of Commerce from Carleton University and an M.B.A. from Harvard Business School.

   GUY KAWASAKI has been one of our directors since March 2000. Mr. Kawasaki has been chairman of the board, chief executive officer and a director of Garage.com Inc. since it was founded in October 1997. Mr. Kawasaki is also a columnist for Forbes Magazine and the author of seven books including "Rules for Revolutionaries" and "How to Drive Your Competition Crazy." From July 1995 to January 1998, Mr. Kawasaki held a variety of positions at Apple Computer, Inc., including chief evangelist, where he had responsibilities equivalent to a vice president of developer relations. Prior to joining Apple, Mr. Kawasaki was the chief executive officer of Fog City Software, Inc. Mr. Kawasaki earned a B.A. from Stanford University and an M.B.A. from the University of California, Los Angeles.

   J.A. HEIDI ROIZEN has been one of our directors since October 1999. Since April 1999, Ms. Roizen has been a managing director at Softbank Venture Capital. From February 1997 to July 1999, Ms. Roizen was self-employed as a strategic consultant to such technology companies as Intel Corporation, Microsoft Corporation and Compaq Computer Corporation. From January 1996 to February 1997, Ms. Roizen served as vice president of world-wide developer relations for Apple Computer. From 1983 to 1996, Ms. Roizen served as chief executive officer of T/Maker Company. Ms. Roizen currently serves as a director of Great Plains Software, a financial management software company, Preview Systems, a computer network and software management company, and several private companies. Ms. Roizen holds a B.A. in English and an M.B.A. from Stanford University.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                                   High   Low
                                                                  ------ ------
   For Year Ended December 31, 2000
   March 7, 2000 to March 31, 2000............................... $24.00 $15.69
   Second Quarter................................................  16.00   3.13
   Third Quarter.................................................   7.92   3.06
   Fourth Quarter................................................   3.25   0.69

   Our common stock has traded on the Nasdaq stock market under the symbol IPRT since our initial public offering on March 7, 2000. The preceding table sets forth the high and low closing sales prices as reported on the Nasdaq stock market during the year. As of December 31, 2000, we had approximately 334 stockholders of record. We have not paid and do not anticipate paying cash dividends in the future.

ITEM 6 SELECTED FINANCIAL DATA

   The following selected financial data for each of the three years ended December 31, 2000 has been derived from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected statement of operations data for the year ended December 31, 1997 has been derived from the audited financial statements contained in our registration statement on Form S-1 filed on December 1, 1999, as amended. The selected balance sheet data as of December 31, 1997 and December 31, 1996 and the selected statement of operations data for the period ended December 31, 1996 have been derived from our unaudited financial data. Historical results are not necessarily indicative of results that may be expected for any future period.

   The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                                          Year Ended December 31,
                                  -------------------------------------------
                                   1996    1997    1998      1999      2000
                                  ------  ------  -------  --------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues......................... $  --   $  168  $   566  $  3,256  $ 17,069
Cost of sales....................    --       85      331     2,265    12,021
                                  ------  ------  -------  --------  --------
Gross profit.....................    --       83      235       991     5,048
                                  ------  ------  -------  --------  --------
Operating expenses:
  Research and development.......    171     351      901     3,544     6,652
  Sales and marketing............    --      181      970     8,132    27,390
  General and administrative.....     64     249      710     2,402     7,374
  Amortization of deferred
   compensation..................    --      --       --        668     1,849
                                  ------  ------  -------  --------  --------
    Total operating expenses.....    235     781    2,581    14,746    43,265
                                  ------  ------  -------  --------  --------
Loss from operations.............   (235)   (698)  (2,346)  (13,755)  (38,217)
Other income (expense), net......    --       (1)      75       323     2,242
                                  ------  ------  -------  --------  --------
Net loss......................... $ (235) $ (699) $(2,271) $(13,432) $(35,975)
                                  ======  ======  =======  ========  ========
Basic and diluted net loss per
 share........................... $(0.15) $(0.11) $ (0.38) $  (1.78) $  (1.39)
                                  ======  ======  =======  ========  ========
Shares used in computation of
 basic and diluted net loss per
 share...........................  1,573   7,001    7,007     7,265    25,970
                                  ======  ======  =======  ========  ========

                                                As of December 31,
                                        --------------------------------------
                                        1996   1997    1998    1999     2000
                                        ----  ------  ------  -------  -------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............  $  2  $2,322  $  299  $15,080  $19,283
Working capital (deficit).............   (75)  2,266    (497)  13,075   24,562
Total assets..........................    31   2,396     914   18,363   34,088
Long-term obligations, net of current
 portion..............................   167     --      --       119       12
Redeemable convertible preferred
 stock................................   --    3,331   3,723   30,793      --
Accumulated deficit...................  (235)   (262) (2,925) (15,887) (51,862)
Total stockholders' equity (deficit)..  (215)   (992) (3,655) (15,701)  28,825

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in Item 8 of Part II of this Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties, in particular relating to our expectations regarding our future operating expenses and capital requirements. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth or incorporated by reference under "Risk Factors That Could Affect Future Results " elsewhere in this report.

Overview

   iPrint.com, inc. ("iPrint") is a leading provider of online printing technology and infrastructure for the business market.

   Our online print shops, printing technology, and specialized printing services offer a virtual one-stop shop for commercial printing, letting customers design, proof, and order thousands of customized printed products. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select commercial print vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits include streamlining information and workflow, centralizing control and accountability, and improving return on investment associated with e-procurement investment.

   Since our inception, we have incurred significant net losses primarily as a result of costs associated with developing our technology, websites and our marketing efforts. From inception through December 31, 2000, we accumulated net losses of $51.9 million. As we seek to leverage our existing technology and brand recognition into the professional print e-procurement market, our operating expenses may decrease as a result of reducing or eliminating non-profitable areas of business, geographical relocation of operational functions, facility consolidation, and appropriate headcount reductions. We expect that we will incur losses and generate negative cash flow from operations through the end of this year. Our ability to achieve profitability depends upon our ability to substantially increase our sales, increase our gross margins, and reduce our operating expenses as a percentage of revenue. Because we are an e-procurement and Internet company engaged in electronic commerce, our business is subject to significant changes in technology and marketing techniques. In view of our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Result of Operations

   The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------   -------   -------
Summary of Operations Data:
Revenues..........................................   100.0 %   100.0 %   100.0 %
Cost of sales.....................................    58.5      69.6      70.4
                                                   -------   -------   -------
Gross margins.....................................    41.5      30.4      29.6
                                                   -------   -------   -------
Operating expenses:
 Research and development.........................   159.2     108.8      38.9
 Sales and marketing..............................   171.4     249.8     160.5
 General and administrative.......................   125.4      73.8      43.2
 Amortization of deferred compensation............     --       20.5      10.8
                                                   -------   -------   -------
Total operating expenses..........................   456.0     452.9     253.5
                                                   -------   -------   -------
Loss from operations..............................  (414.5)   (422.5)   (223.9)
Other income, net.................................    13.3       9.9      13.1
                                                   -------   -------   -------
Net loss..........................................  (401.2)%  (412.6)%  (210.8)%
                                                   =======   =======   =======

   The following table sets forth percentage of revenues by channel for the periods indicated.

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------   -------   -------
Percentage of Revenues by Channel:
iPrint.com website................................      63%       57%       37%
Marketing relationship and co-labeled websites....      27        24        16
Private labeled websites..........................      10        11         4
Specialized print services........................     --          8        43
                                                   -------   -------   -------
 Total............................................     100%      100%      100%
                                                   =======   =======   =======

Comparison of Years Ended December 31, 1999 and 2000

Revenues

   We derive our revenues from the sales of various printed products and related services. Revenues were $3.3 million and $17.1 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $13.8 million, or 418%, in 2000 over 1999. The increase in revenues was due to our growth in our specialized print services, as well as increased customer activity on our iPrint.com and co-labeled websites. We believe that addressing the e-procurement market will lead to increased revenues of our business cards and stationery products. In addition, by acquiring e-procurement customers, we believe we will be able to increase our specialized print services revenue. We do not plan to invest in aggressive acquisition of customers on our iPrint.com properties. As a result, we intend to change our revenue mix and increase revenue overall.

Cost of Sales

   Cost of sales increased from $2.3 million for the year ended December 31, 1999, to $12.0 million for the year ended December 31, 2000. The increase was primarily due to increased revenue through all our distribution channels. Gross margins were 29.6% for the year ended December 31, 2000, as compared to 30.4% for the same period in 1999, representing a decrease of 0.8%. The decrease in gross margin for the year ended December 31, 2000 compared to the same period in 1999 was primarily due to a shift in product mix to lower margin specialized print services revenue, which accounted for 6.4% of the decrease. This decrease was offset by an increase in gross margin for web advertising and other business development deals. We anticipate an increase in cost of sales as a result of increased revenue. We believe the gross margin will be consistent as we enter the e-procurement market.

Research and Development

   Research and development expenses were $6.7 million for the year ended December 31, 2000, as compared to $3.5 million for the same period in 1999, representing an increase of $3.2 million or 92%. The increases in research and development expenses for the year ended December 31, 2000 were primarily attributable to increases in the number of research and development personnel and in consultant and outside contractor costs as we increased the functionality of our iPrint.com and related websites and broadened our product offerings. The increases were also due to increased overhead support charges. Although we believe that continued investment in research and development is critical to attaining our strategic objectives, we plan to leverage our existing technology into the e-procurement market and, as a result, decrease on an absolute dollar basis research and development expenses in 2001.

Sales and Marketing

   Sales and marketing expenses were $27.4 million and $8.1 million for the years ended December 31, 2000 and 1999, representing an increase of $19.3 million, or 238%. The increase in sales and marketing expenses for the year ended December 31, 2000 as compared to the same period in 1999 was primarily the result of a $13.8 million increase in advertising and promotional spending and $1.5 million for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $3.8 million. We expect our sales and marketing expenses to decrease on an absolute dollar basis in 2001, as we reduce marketing expenditures geared toward increasing traffic to the iPrint.com website.

General and Administrative Expenses

   General and administrative expenses for the year ended December 31, 2000 increased to $7.4 million, or 208%, from $2.4 million for the year ended December 31, 1999. The increase in general and administrative expenses for the year was primarily attributable to an increase in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. The increase in expense was necessary to support the increased infrastructure, revenue, and the requirements of a publicly-held company. We believe general and administrative expenses will increase modestly on an absolute dollar basis in 2001.

Amortization of Stock-based Compensation

   During the year ended December 31, 2000, amortization of stock-based compensation increased to $1.8 million from $668,000 for the same period in 1999. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of December 31, 2000, we had a remaining balance of $2.0 million of deferred compensation to be amortized.

Other Income, net

   Other income, net increased to $2.2 million for the year ended December 31, 2000 from $323,000 for the same period in 1999. The increase was primarily due to interest income earned from higher average cash balances as a result of net proceeds from our initial public offering that was completed in March 2000. Unless we generate additional cash, future interest income is likely to decrease as cash equivalents and short-term investments are consumed by our normal operating requirements.

Net Loss

   Net loss increased to $36.0 million for the year ended December 31, 2000 from $13.4 million for the same period in 1999. The $22.6 million increase in net loss was the result of increased spending in research and development, sales and marketing, and general and administrative, and increases in the amount of amortized deferred compensation, partly offset by higher gross profit and interest income.

Comparison of Years Ended December 31, 1998 and 1999

Revenues

   Revenues increased from $566,000 for the year ended December 31, 1998, to $3.3 million for the year ended December 31, 1999. The increase was primarily due to a higher number of orders, substantially all of which resulted from our promotional offers, as well as increased customer activity on our iPrint.com website and our co-labeled and private-labeled websites, and for our specialized print services.

Cost of Sales

   Cost of sales increased from $331,000 for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999. The increase was primarily due to increased orders that our customers placed on our iPrint.com and related websites. Gross margins decreased from 41.5% for the year ended December 31, 1998 to 30.4% for the year ended December 31, 1999. This 11.1% decrease in our gross margins consists primarily of increased promotional discounts which accounted for 6.5% of this decrease, increased sales of promotional items at cost which accounted for 3.1% of this decrease, and a shift in product mix to lower margin items which accounted for 1.5% of this decrease.

Research and Development

   Research and development expenses increased from $901,000 for the year ended December 31, 1998 to $3.5 million for the year ended December 31, 1999. The increase was primarily due to an increase in personnel costs of $1.9 million and increases in consultant and outside contractor costs of $292,000 as we increased the functionality of our iPrint.com and related websites and broadened our product offerings.

Sales and Marketing

   Sales and marketing expenses increased from $970,000 for the year ended December 31, 1998 to $8.1 million for the year ended December 31, 1999. The increase was primarily a result of an increase in promotional spending and related costs of $4.8 million for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel-related costs increasing by $1.6 million.

General and Administrative Expenses

   General and administrative expenses increased from $710,000 for the year ended December 31, 1998 to $2.4 million for the year ended December 31, 1999. The increase was due primarily to increases in personnel-related costs of $836,000 and legal and accounting fees of $137,000.

Amortization of Stock-based Compensation

   We recorded unearned stock-based compensation of $3.9 million during the year ended December 31, 1999, which is being amortized over the period during which the options vest, generally four years. Stock-based compensation expense recognized during the year ended December 31, 1999 was $668,000.

Other Income, net

   Other income, net increased from $75,000 for the year ended December 31, 1998 to $323,000 for the year ended December 31, 1999. The increase was primarily due to higher interest income earned based on higher average cash balances during 1999.

Net Loss

   Net loss increased from $2.3 million for the year ended December 31, 1998 to $13.4 million for the year ended December 31, 1999. The increase in net loss was primarily due to an increase in operating expenses from $2.6 million for the year ended December 31, 1998 to $14.7 million for the year ended December 31, 1999.

Liquidity and Capital Resources

   Prior to our initial public offering, we funded our operations primarily with $32.3 million raised through the private sale of our equity securities. On March 7, 2000, we sold 4,500,000 shares of common stock as part of our initial public offering and completed the offering on March 16, 2000 when we sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option for a total of 5,175,000 shares of common stock issued and sold at a price of $10.00 per share. As a result, we received approximately $48.1 million in cash proceeds, net of underwriting discounts and commissions. As of December 31, 2000, we had cash, cash equivalents, short-term investments and restricted cash of $27.5 million. At December 31, 1999, we had a term loan of $225,000 with Silicon Valley Bank. This loan was completely paid off during the quarter ended March 31, 2000 and we have no further credit arrangements with Silicon Valley Bank. We currently have a $2.0 million line of credit with Imperial Bank that expires on April 17, 2001. As of December 31, 2000, we had $190,000 in borrowings against this line of credit.

   Net cash used in operations for the year ended December 31, 2000 was $32.0 million compared with $10.8 million for the same period in 1999, primarily the result of net losses, adjusted for depreciation and amortization charges. Cash outflow for the year ended December 31, 2000 was primarily for operating activities, including growth in our accounts receivable due to higher specialized print service sales, and increases in prepaid expenses. Cash usage was partially offset by increases in accounts payable and accrued liabilities related primarily to higher cost of product sales. We plan to decrease cash used in operations by reducing or elimination non-profitable areas of business, geographical relocation of operational functions, building consolidation and appropriate headcount reductions.

   Net cash used in investing activities was $11.6 million for the year ended December 31, 2000 compared with $1.9 million for the same period in 1999. Cash used in investing activities during 2000 was related to short-term investment purchases of $17.3 million and $3.7 million for purchases of property and equipment partially offset by sale of investments of $9.4 million.

   Net cash provided by financing activities was $47.8 million for the year ended December 31, 2000, compared to $27.5 million for the same period in 1999. Cash provided by financing activities was primarily from net proceeds of the initial public offering of our common stock and exercises of stock options.

   On April 6, 2000, iPrint entered into a fifteen month agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. iPrint recorded amortization expense of $5.1 million for the year ended December 31, 2000 related to this agreement.

   On November 13, 2000, iPrint and Yahoo! agreed to amend their agreement to provide for its termination as of December 31, 2000. Under this amendment, a final payment to Yahoo! of $133,000 was made in 2000.

   As of December 31, 2000, we had an aggregate of $4.0 million in future operating lease obligations of which $1.0 million is to be paid within the next twelve months. These leases are for 23,400 square feet of office space for our Menlo Park facilities and 22,700 square feet of office space for our Redwood City facility. In March 2000, we entered into an agreement with Bohannon Development Company under which we have leased the facilities in Menlo Park, California for a term of five years. In June 2000, we entered into an agreement with a third party whereby we subleased 10,500 square feet of office space in our Redwood City facility for a term of one year beginning July 1, 2000 with an option to renew for an additional six months. In September 2000, the sublease agreement was amended to allow for a second option to renew for an additional six months, a quarterly commitment to purchase printed products from iPrint, and the reduction of rent under the original sublease agreement. We expect to generate cash inflow of approximately $585,000 from the sublease agreement over the next twelve months assuming the first option to renew is not exercised.

   We have developed an operating plan that we believe will achieve profitability by the end of 2001. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements. In the event that this timeline is extended, we still believe we have sufficient cash to fund our operations for the next 12 months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

   As part of our business strategy, we assess opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards, requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company has adopted SAB 101 in 2000. There was not a material effect on its financial position, results of operations or cash flows.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

Risk Factors That Could Affect Future Results

We are an Early Stage Company. Our Limited Operating History Makes it Difficult to Evaluate Our Future Prospects.

   iPrint.com, inc. ("iPrint") was founded in August 1996, and to date we have generated limited revenues. Our limited operating history makes an evaluation of our future prospects difficult. We began Internet-enabled printing services for the short-run, mass market sector in January 1997, and only recently announced our plans to enter the corporate e-procurement market; and therefore, we have only a limited operating history with our technology, process, logistics and customers. As a result, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. We will encounter risks and difficulties that early-stage companies frequently encounter in new and rapidly evolving and competitive markets. These risks include:

  .  obtaining a substantial number of new corporate and business customers;

  .  converting a large portion of our customers into repeat business;

  .  successfully developing corporate e-procurement business; and

  . expanding the number of certified commercial print vendors and improving our technological and logistical connections to these vendors.

   If we do not successfully address these risks, our business will be seriously harmed.

We have not been Profitable. We have an Accumulated Deficit of $51.9 Million as of December 31, 2000 and may not ever be able to Achieve Profitability.

   Our failure to significantly increase our revenues will seriously harm our business and operating results. We incurred net losses of $700,000 in 1997, $2.3 million in 1998, $13.4 million in 1999 and $36.0 million in 2000. As of December 31, 2000, we had an accumulated deficit of $51.9 million. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. Although our revenues have grown in recent quarters, we may not be able to sustain these growth rates. To date, shipping and handling fees and barter transactions have accounted for a portion of our revenues, and a significant portion of our future revenues and our ability to successfully carry out our corporate e-procurement initiatives. We may not have any revenue growth, our revenues could decline, and we expect to incur losses for the foreseeable future.

The Market for Intranet-Based Printing Solutions for Enterprise Purchasing Systems is at an Early Stage. To Succeed, we Must Introduce and Educate a Significant Number of Corporate Customers and their Employees about our Enterprise e-Printing Service.

   In February 2001, we created a new division, iPrint Enterprise Systems Group, which plans to integrate and leverage our e-printing and website technology into enterprise purchasing systems, streamlining the print-buying process for our corporate customers, enabling employees of our corporate customers to directly place print orders via the corporate customer's intranet. The market for intranet-enabled corporate printing services is at an early-stage of development. Many of our corporate customers and their employees will be addressing issues such as technology, technology integration, security, quality, reliability, billing, delivery and customer service for the first time in a self-service intranet based print creation and ordering environment. We must educate these potential corporate customers and their employees on the use and benefits of a self-service intranet based website. Educating potential corporate customers and their employees is a complex, time-consuming and expensive process. In many cases, organizations must change established business practices and conduct business in new ways to use our services. If significant numbers of corporate customers are not willing to change the method by which they use printing services, our new division may fail. In addition, the sales cycle for these types of corporate printing services is longer than for our other products, and our success will depend upon our ability to attract and retain sales personnel with sufficient experience and capabilities.

Our Quarterly Operating Results are Volatile and Difficult to Predict. If We Fail to Meet the Expectations of Public Market Analysts or Investors, the Market Price of our Common Stock May Continue to Decrease Significantly.

   Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We presently compete in the short-run, mass market printing industry. Our business can be characterized by individual orders from relatively small customers and by orders of varying size and frequency from large enterprises over an extended period time. Repeat business depends on our customers' satisfaction with the services provided, and our corporate e-procurement initiatives and technologies are in their infancy. As a result, we believe that we cannot predict the amount and profitability of the print services we will provide in a given period. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Declines in Revenues Generated from our iPrint.com, Affiliate and Co-Labeled Websites would Adversely Affect Our Operating Results.

   The printing services we offer on our iPrint.com, affiliate and co-labeled websites accounted for over half of our revenue in 2000. The services we offer on these websites must continue to generate substantial revenues while we build and develop our corporate purchasing initiatives. Consequently, a decline in the price of, or demand for, the printing services we offer on these websites, would seriously harm our business.

If We are Unable to Attract Customers Who Have Long-Standing Relationships with Traditional Print Vendors to Our Websites, Our Business Could be Harmed, Including Our Enterprise Purchasing Business.

   To succeed, we must attract new customers, many of whom may have personal and long-standing relationships with traditional print and design shops, catalog vendors and office supply chain and stationery stores. If we are unable to attract customers to our websites for their printing needs, our revenues will not grow and our stock price will decline. Traditional print and design shops have many advantages which we cannot offer our customers, including physical proximity and the ability to store and maintain designs, negatives or print plates on our premises. In addition, catalog vendors may be better able to combine orders to achieve economies of scale and may be more convenient for customers that also want to purchase non-printed products, such as office furniture. Office supply chains and stationery stores may also have better brand recognition than us.

If Our Efforts to Gain Entry and to Develop Our Enterprise e-Printing Service are not Successful, Our Business Could Fail.

   Our success depends upon our ability to acquire enterprise e-printing customers through direct sales. Consequently we must attract and maintain sales personnel with sufficient experience and capabilities to generate this business.

Any Failure on the Part of Our Outside Commercial Print Vendors to Fulfill Our Orders in a Timely and Cost-Effective Manner Could Seriously Harm Our Business, In Particular, Segments of Our Business Dependant On Our Websites.

   We depend on outside commercial print vendors to print and fulfill our customers' orders. Any failure on the part of these vendors to fulfill our orders in a timely and cost-effective manner could seriously harm our business. To date, we have only certified approximately 15 commercial print vendors to fulfill our orders for our website businesses. We do not have long-term contracts with any of them. If one or more of our commercial print vendors failed to satisfactorily fulfill our customers' orders, or if the customer orders we receive significantly increased and our vendors did not have the capacity to fulfill those orders, we would be required to find and qualify additional commercial print vendors. In that event, because it typically takes us between four and eight weeks to certify and integrate a commercial print vendor into one of our website businesses, we may be delayed in fulfilling our customers' orders, which may cause us to lose customers and hurt our business. In addition, for several products, for example, full color business cards, we have only one commercial print vendor. If that vendor were to stop printing these products and we were unable to certify a new vendor in a timely manner, we would be unable to fulfill orders and our business would be adversely affected. Furthermore, if our commercial print vendors increase the prices they charge us, our selling prices or our margins will be adversely affected, which may make us less competitive and harm our website businesses, and to a lesser extent, our specialized print services business.

   Because we do not own any inventory, we rely on our commercial print vendors to maintain an adequate stock of raw materials needed to create our products. Any failure of these commercial print vendors to maintain adequate inventory could result in delays in product delivery and customer dissatisfaction. This in turn could harm our business.

A Failure by Outside Delivery Services to Timely Deliver our Customers' Orders Could Seriously Harm our Business.

   We depend on outside delivery services, including the United States Postal Service, Federal Express and U.P.S., to deliver print orders to our customers. These delivery services have failed in the past, and may fail in the future, to deliver print orders to our customers on a timely basis. Any failure on the part of these outside services to deliver our orders in a timely and cost-effective manner could seriously harm our business.

We Must Successfully Enhance and Scale Our Websites or Our Business May Fail.

   If we are unable to enhance and scale our websites, including those websites created for our enterprise purchasing business, on a timely and cost-effective basis, or if these enhancements do not achieve widespread market acceptance, we will be unable to grow, we will miss market opportunities and our business will be seriously harmed. Similarly, if we do not make timely and cost-effective improvements to our other technologies and processes, our business will suffer. The life cycles of our enhancements and the rate at which our websites and processes must scale are difficult to predict because we operate in a new and emerging market that is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products and services, from both the traditional printing industry and the Internet and software commerce sector, that employ new technologies and standards could render our existing products or services obsolete and unmarketable. For example, our technology that enables our customers to compose their printed designs in electronic format is written in the software language C++. If a new software language, such as Java, becomes standard in the printing industry, we may need to rewrite this technology in another software language to remain competitive. Any need to rewrite our technology would be costly and could result in significant interruptions to our business.

   To be successful, we must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve broad market acceptance. In our efforts to develop these types of products and services, we may:

  .  not be able to timely or cost-effectively develop and market them;

  . encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services; or

  . experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

If We Fail to Adequately Maintain and Enhance the Computer and
Telecommunications Infrastructure Required to Support Our Websites, Our Business Will Suffer.

   The performance of our websites depends on the operation of our computer and telecommunications equipment. We have retained a third party company to house our production web system equipment. However, we have limited data backup capabilities. If we fail to adequately maintain and enhance our infrastructure, our websites may not be available to our customers. Any system failure, including any network, software or hardware failure, that interrupts or increases the response time on our websites could decrease customer usage of our services and damage our reputation. In addition, damage to our computer and telecommunications infrastructure from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events may seriously disrupt our service and devastate our business, particularly since we have limited data back up capabilities.

Our Websites and the Services We Offer May Not Function if We are Unable to obtain and Maintain Licenses to Third-Party Software and Applications.

   We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our websites to perform key functions. For example, we license server technology from Netscape Communications. The functionality of our websites depends upon our ability to integrate the third-party software into our technology. We may license additional software from third parties in the future to add functionality to our services. If our efforts to integrate this third-party software into our websites are not successful, functionality and response times may be limited, customers may not use our services and our business may be seriously harmed.

   We would also be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms, or at all. The loss of, or inability to maintain or obtain licensed software, could disrupt or delay our ability to offer key services and products or force us to limit the features of our websites. Either alternative could seriously harm our business and operating results.

Our Websites, Technologies and Processes May Contain Undetected Errors or Defects Which Could Cause Our Websites to Crash or Limit Their Capacity.

   Our websites, and the technologies and processes that support them, are complex and may contain undetected errors or failures when we first introduce or revise them. These errors or failures may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. We routinely discover software errors in new releases of our technologies and processes after their introduction. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors, including scalability limitations, in current or future releases after the commencement of the commercial release. In addition, a delay in the commercial release of any future version of our websites, technologies or processes could seriously harm our business.

Our Private-Labeled and Co-Labeled Websites and Business are Subject to Significant Risks Which May Cause These Websites to Fail.

   The terms of some of our private-labeled and co-labeled relationships have been heavily negotiated and are likely to vary significantly in the future. Our future revenue growth from these websites depends on the success of these efforts which are subject to a number of significant risks. These risks include the need to:

  .  optimize the manageability of our private-labeled websites;

  . enhance the features and offerings of our private-labeled websites to achieve widespread commercial acceptance of our services;

  . increase our internal resources to support planned growth of these private-labeled websites; and

  . rely on our private-labeled partners to promote our services on their websites.

   If we do not successfully address these risks, our private-labeled websites may not succeed, and our revenues from that source may not grow.

We Expect Revenues From Our Private-Labeled and Co-Labeled Business to be Concentrated in a Relatively Small Number of Strategic Relationships and the Loss of any Significant Strategic Relationship Could Harm Our Business.

   We may attract only a small number of commercial and quick printers to participate in our private-labeled and co-labeled programs. In addition, this business may derive a significant portion of revenues from these commercial and quick printers' relatively small number of customers in the future. A significant decline in revenues from any one of these printers will adversely affect the success of our private-labeled and co-labeled businesses, and cause either or both to fail.

Prospective Investors Should Not Rely on Recent Press Articles About Us and Our Business.

   iPrint.com and our related websites have appeared in the press recently. Some of these articles contained information provided by or attributed to our management that is either not contained in this filing or is inconsistent with the information contained in this filing. In making an investment decision, prospective investors should only rely on information that is contained in this filing.

If We Are Unable to Retain Our Current Key Personnel and Attract Additional Key Personnel, Particularly in Research and Development and Process Control, Our Business may be Harmed.

   Our future performance depends on the continued service of our senior management, research and development, process control, customer support and sales and marketing personnel, in particular Royal P. Farros, our president and chief executive officer. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for qualified personnel in these areas is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Many of our existing management personnel have been employed at iPrint.com for less than a year, including our vice president of finance and accounting and chief information officer. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

If the Protection of Our Intellectual Property is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

   We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, contractual provisions, trade secrets, and patent, copyright and trademark laws. When we enter into private-label relationships with strategic parties, we enter into license agreements which impose restrictions on each party's obligations rather than sell our iPrint.com website. In addition, we seek to avoid disclosure of our trade secrets through a number of means, which may include requiring persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the language in which our software is written. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our proprietary rights with respect to our websites may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software or code exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

Others May Bring Infringement Claims Against Us Which Could be Time Consuming and Expensive for Us to Defend.

   Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to offer our printing services on our websites. For example, from time to time we receive notices claiming that our technology infringes patents held by third parties. When we receive these notices, we evaluate whether or not we believe that we infringe a valid patent. Third parties could assert, and it may be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

  . cease using key aspects of our technology that incorporates the challenged intellectual property;

  . obtain a license from the holder of the infringed intellectual property right; and

  .  redesign some or all of our websites.

   In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

If We Attempt to Raise Additional Capital in the Future, it May Cause
Dilution.

   We may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. In addition, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

The Printing Industry is Very Competitive, as is the Newly Emerging Corporate e-Procurement Business. We Face Intense Competition from Traditional and New Players in these Industries. If We are Unable to Compete Successfully, Our Business will Fail.

   The printing industry is intensely competitive. Competitors vary in size and in the scope and in the breadth of the products and services they offer. Competition in the short-run printing market is intense and we expect this intensity of competition to dramatically increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. If we cannot compete successfully against our current and future competitors, our business will fail.

Ordering Printed Products Over the Internet has not been Widely Adopted, and if Businesses and Consumers do not Adopt the Internet as a Commerce Tool, Our Business will Fail.

   If businesses and consumers do not use the Internet as a commerce tool, our revenues will not grow and our operating results will suffer. Because print procurement on the Internet is in its infancy, it is difficult to estimate the size and growth of this market, if any. To date, many businesses have been deterred from using the Internet to procure goods and services for a number of reasons, including concerns relating to:

  .  security,

  .  quality of service,

  .  product quality,

  .  reliability,

  .  billing, and

  .  delivery of products.

   Even if the Internet becomes a standard tool that businesses and consumers regularly use, it may not be effective or reach broad market acceptance for obtaining printing services.

Technology Advancements Could Adversely Affect or Reduce the Demand for Our Products and Services, Which Would Harm our Business.

   Technological innovations are common in the printing industry, especially given the rapid advancement of computer and communications technologies. Home printing systems are yielding more professional results which may reduce demand for offset and thermo graphic professional printing. Information previously distributed on paper is now being distributed electronically in an almost effortless fashion. As technology further enables and enhances these alternative communication methods, our business may suffer if we experience a corresponding decrease in demand for our products and services.

Potential Imposition of Governmental Regulation on Electronic Commerce and Legal Uncertainties Could Limit Our Growth.

   The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and operating results. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services, and intellectual property ownership. The application of existing laws to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation is uncertain. Numerous state and local representatives have expressed a desire to impose taxes on sales over the Internet to consumers and businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 has generally imposed a moratorium through October 2001 on the imposition of some kinds of consumer related taxes, other than sales or use taxes, in connection with Internet access and Internet-related sales. After this moratorium expires and if no further legislation is adopted by Congress, state and local taxing authorities will be free to impose these taxes on sales of goods and services over the Internet, which could substantially hinder the growth of Internet-based commerce, including sales of our products and services.

We Rely on a Continuous Power Supply to Conduct Our Operations, and California's Current Energy Crisis Could Disrupt Our Operations and Increase Our Expenses.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Our production web system is housed in a third party co-location facility, which has additional backup power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

We May be Unable to Meet Our Future Capital Requirements.

   We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience additional dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Significant volatility in the stock markets, particularly with respect to Internet stocks, has increased the difficulty of raising additional capital. Although we believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs for the next 12 months, there can be no assurance to that effect.

The Market Price of Our Common Stock Has Been and May Continue to be Volatile, Which Could Result In Substantial Losses for Individual Securityholders.

   The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

  .  actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet and/or online commerce industries;

  . changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

  . volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  additions or departures of key personnel;

  . transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

  .  potential litigation.

   From March 7, 2000, the first day of public trading of our common stock, through March 14, 2001, the closing prices for our common stock fluctuated between $24.00 and $0.375. On March 14, 2001, the closing price of our common stock was $0.406. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our securities to fall.

Our Securities May Be Delisted From The Nasdaq Stock Market.

   The Nasdaq Stock Market, Inc. has notified us that it may delist our common stock from The Nasdaq National Market if we fail to meet the $1.00 per share trading price for 10 consecutive days prior to June 6, 2001, or if we fail to meet other listing requirements. This event could materially adversely affect the market price and market liquidity of our common stock. Should our common stock be delisted from The Nasdaq National Market, our common stock would trade on the non-Nasdaq over-the-counter market. In such event, one would have to trade our common stock on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, you likely would find it more difficult to trade in or obtain accurate quotations as to the market price of our common stock. In such event we may apply to have our stock listed on the American Stock Exchange, but the American Stock Exchange may not accept our application. In addition, non-Nasdaq equity securities trading under $1.00 per share which fail to meet certain minimum net tangible asset or average revenue criteria are subject to the requirements of the rules relating to "Penny Stocks" under Section 15(g) of the Securities Exchange Act of 1934, as amended, which impose additional disclosure requirements upon broker-dealers in connection with any trades involving such stock. Such securities may also become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes certain sales practice requirements upon broker-dealers involving the suitability of customers to buy the stock. The additional burdens imposed upon broker-dealers could discourage them from effecting transactions in our common stock and/or affect their ability to effect such transactions. This event could materially adversely affect the market price and market liquidity of our common stock.

We Continue to be Controlled by Our Executive Officers, Directors and Major Stockholders Whose Interests May Conflict With Yours.

   As of January 23, 2001, our executive officers, directors and principal stockholders will beneficially own approximately 72% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change In Control, Which Could Reduce the Market Price of Our Common Stock.

   Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

   The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

   All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2000.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements of iPrint.com, inc.:

                                                                         Pages
                                                                         -----
   Financial Statements:
     Report of Independent Public Accountants...........................   35
     Balance Sheets as of December 31, 1999 and 2000....................   36
     Statements of Operations for the years ended December 31, 1998,
      1999 and 2000.....................................................   37
     Statements of Stockholders' Equity (Deficit) for the years ended
      December 31, 1998, 1999 and 2000..................................   38
     Statements of Cash Flows for the years ended December 31, 1998,
      1999 and 2000.....................................................   39
     Notes to Financial Statements......................................   40

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Stockholders of iPrint.com, inc.:

   We have audited the accompanying balance sheets of iPrint.com, inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iPrint.com, inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001
                                iPrint.com, inc.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                      (In thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
                          ------

CURRENT ASSETS:
  Cash and cash equivalents................................ $ 15,080  $ 19,283
  Short-term investments...................................      --      7,888
  Restricted cash..........................................      --        356
  Accounts receivables (less allowance for doubtful
   accounts: 1999, $0; 2000, $174).........................      255     1,874
  Prepaid expenses and other...............................      892       412
                                                            --------  --------
    Total current assets...................................   16,227    29,813
PROPERTY AND EQUIPMENT, net................................    2,136     4,070
DEPOSITS AND OTHER ASSETS..................................      --        205
                                                            --------  --------
                                                            $ 18,363  $ 34,088
                                                            ========  ========

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
              STOCKHOLDERS' EQUITY (DEFICIT)
  -------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable......................................... $    935  $  2,509
  Accrued and other current liabilities....................    2,121     2,546
  Current portion of bank borrowings and capital lease.....       96       196
                                                            --------  --------
    Total current liabilities..............................    3,152     5,251

COMMITMENTS (Note 7)
LONG-TERM DEBT, net of current portion.....................      119        12
REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value
  Authorized--32,806,164 shares
  Outstanding--16,070,581 and nil at December 31, 1999 and
   2000, respectively;
  Aggregate liquidation preference at December 31, 1999 of
   $30,812.................................................   30,758       --
  Value ascribed to redeemable convertible stock warrants..       35       --
                                                            --------  --------
    Total redeemable convertible preferred stock...........   30,793       --
                                                            --------  --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value
  Authorized-50,000,000 shares
  Outstanding 8,336,167 shares at December 31, 1999 and
   30,054,097 shares at December 31, 2000..................        8        30
  Additional paid-in capital...............................    4,072    83,262
  Notes receivable from stockholder........................     (655)     (655)
  Deferred compensation, net...............................   (3,239)   (1,950)
  Accumulated deficit......................................  (15,887)  (51,862)
                                                            --------  --------
Total stockholders' equity (deficit).......................  (15,701)   28,825
                                                            --------  --------
                                                            $ 18,363  $ 34,088
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                                iPrint.com, inc.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (In thousands, except per share data)

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
REVENUES:
  Printed products................................ $   550  $  3,194  $ 16,282
  Other...........................................      16        62       787
                                                   -------  --------  --------
                                                       566     3,256    17,069
                                                   -------  --------  --------
COST OF SALES:
  Printed products................................     317     2,245    11,984
  Other...........................................      14        20        37
                                                   -------  --------  --------
                                                       331     2,265    12,021
                                                   -------  --------  --------
GROSS PROFIT......................................     235       991     5,048
                                                   -------  --------  --------
OPERATING EXPENSES:
  Research and development (net of stock-based
   compensation expense of $140,000 and $383,000
   for the years ended December 31, 1999 and
   2000)..........................................     901     3,544     6,652
  Sales and marketing (net of stock-based
   compensation expense of $241,000 and $657,000
   for the years ended December 31, 1999 and
   2000)..........................................     970     8,132    27,390
  General and administrative (net of stock-based
   compensation expense of $287,000 and $809,000
   for the years ended December 31, 1999 and
   2000)..........................................     710     2,402     7,374
  Amortization of deferred compensation...........     --        668     1,849
                                                   -------  --------  --------
    Total operating expenses......................   2,581    14,746    43,265
                                                   -------  --------  --------
LOSS FROM OPERATIONS..............................  (2,346)  (13,755)  (38,217)
OTHER INCOME, net.................................      75       323     2,242
                                                   -------  --------  --------
NET LOSS..........................................  (2,271)  (13,432)  (35,975)
  Accretion of mandatory redemption right of
   redeemable convertible preferred stock.........    (392)      --        --
  Forgiveness of mandatory redemption right of
   redeemable convertible preferred stock.........     --        470       --
                                                   -------  --------  --------
NET LOSS ATTRIBUTABLE TO COMMON STOCK............. $(2,663) $(12,962) $(35,975)
                                                   =======  ========  ========
  Basic and diluted net loss per common share..... $ (0.38) $  (1.78) $  (1.39)
                                                   =======  ========  ========
  Shares used to compute basic and diluted net
   loss per common share..........................   7,007     7,265    25,970
                                                   =======  ========  ========

   The accompanying notes are an integral part of these financial statements.

                               iPrint.com, inc.

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
               FOR YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (In thousands, except share amounts)

                        Redeemable
                       Convertible                                                                              Total
                     Preferred Stock        Common Stock    Additional Stockholder   Deferred               Stockholders'
                   ---------------------  -----------------  Paid-In      Note        Stock     Accumulated    Equity
                     Shares      Amount     Shares   Amount  Capital   Receivable  Compensation   Deficit     (Deficit)
                   -----------  --------  ---------- ------ ---------- ----------- ------------ ----------- -------------
BALANCE, DECEMBER
31, 1997.........    4,083,594  $  3,331   7,006,000  $ 7    $  (737)     $ --       $   --      $   (262)    $   (992)
 Accretion of
 redeemable
 convertible
 preferred
 stock...........          --        392         --    --        --         --           --          (392)        (392)
 Exercise of
 stock options at
 $0.01 share.....          --        --        4,375   --        --         --           --           --           --
 Net loss........          --        --          --    --        --         --           --        (2,271)      (2,271)
                   -----------  --------  ----------  ---    -------      -----      -------     --------     --------
BALANCE, DECEMBER
31, 1998.........    4,083,594     3,723   7,010,375    7       (737)                    --        (2,925)      (3,655)
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock
 at $1.25 per
 share, net of
 issuance costs
 of $10..........    6,033,497     7,532         --    --        --         --           --           --           --
 Forgiveness of
 accretion of
 preferred
 stock...........          --       (470)        --                                                   470          470
 Issuance of
 Series C
 redeemable
 convertible
 preferred stock
 at $3.36 per
 share, net of
 issuance costs
 of $30..........    5,953,490    19,973         --    --        --         --           --           --           --
 Exercise of
 stock options to
 purchase common
 stock at $0.01--
 $4.86 per share
 for cash and
 note
 receivable......          --        --    1,325,792    1        902       (655)         --           --           248
 Deferred stock
 compensation
 related to stock
 options.........          --        --          --    --      3,907        --        (3,907)         --           --
 Amortization of
 deferred stock
 compensation....          --        --          --    --        --         --           668          --           668
 Issuance of
 warrants to
 purchase
 redeemable
 convertible
 preferred
 stock...........          --         35         --    --        --         --           --           --           --
 Net loss........          --        --          --    --        --         --           --       (13,432)     (13,432)
                   -----------  --------  ----------  ---    -------      -----      -------     --------     --------
BALANCE, DECEMBER
31, 1999.........   16,070,581    30,793   8,336,167    8      4,072       (655)      (3,239)     (15,887)     (15,701)
 Issuance of
 common stock at
 IPO, net of
 issuance costs..          --              5,175,000    5     46,480        --           --           --        46,485
 Conversion of
 preferred stock
 into common
 stock at IPO....  (16,070,581)  (30,793) 16,070,581   16     30,777        --           --           --        30,793
 Issuance of
 common stock
 under stock
 option and
 purchase plans,
 net of
 repurchases.....          --        --      464,890    1        669        --           --           --           670
 Issuance of
 common stock
 under warrant
 agreement.......                    --        7,459   --        --         --           --           --           --
 Issuance of
 warrants to
 purchase common
 stock...........          --        --          --    --        704        --           --           --           704
 Deferred stock
 compensation
 related to stock
 options.........          --        --          --    --        560        --          (560)         --           --
 Amortization of
 deferred stock
 compensation....          --        --          --    --        --         --         1,849          --         1,849
 Net loss........          --        --          --    --        --         --           --       (35,975)     (35,975)
                   -----------  --------  ----------  ---    -------      -----      -------     --------     --------
BALANCE, DECEMBER
31, 2000.........          --   $    --   30,054,097  $30    $83,262      $(655)     $(1,950)    $(51,862)    $ 28,825
                   ===========  ========  ==========  ===    =======      =====      =======     ========     ========

  The accompanying notes are an integral part of these financial statements.

                                iPrint.com, inc.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss........................................ $(2,271) $(13,432) $(35,975)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization.................      43       294     2,109
    Amortization of deferred compensation.........     --        668     1,849
    Loss on disposal of fixed assets..............     --        --         58
    Maintenance and training expense related to
     software licensing...........................     --         36       --
    Interest and marketing expense related to
     issuance of warrants.........................     --         35       --
    Changes in assets and liabilities:
      Accounts receivable.........................     (18)     (237)   (1,619)
      Prepaid expenses and other..................     (30)     (860)     (421)
      Accounts payable............................     113       792     1,574
      Accrued and other current liabilities.......     211     1,859       425
                                                   -------  --------  --------
        Net cash used in operating activities.....  (1,952)  (10,845)  (32,000)
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.............     --        --    (17,304)
  Sales/maturities of investment securities.......     --        --      9,416
  Capital expenditures............................    (289)   (1,851)   (3,722)
                                                   -------  --------  --------
        Net cash used in investing activities.....    (289)   (1,851)  (11,610)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings...................     218       234       190
  Repayment of bank borrowings....................     --       (254)     (225)
  Repayment of financing arrangement..............     --       (256)      (11)
  Proceeds from issuance of common stock, net of
   issuance costs.................................     --        247    47,859
  Proceeds from issuance of redeemable convertible
   preferred stock, net of issuance costs.........     --     27,506       --
                                                   -------  --------  --------
        Net cash provided by financing
         activities...............................     218    27,477    47,813
                                                   -------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents..............................  (2,023)   14,781     4,203
CASH AND CASH EQUIVALENTS, beginning of period....   2,322       299    15,080
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, end of period.......... $   299  $ 15,080  $ 19,283
                                                   =======  ========  ========
NON-CASH FINANCING ACTIVITIES:
  Deferred compensation related to stock options.. $   --   $    --   $  1,849
  Software acquired through a financing
   arrangement.................................... $   220  $    213  $    --
  Accretion of redeemable convertible preferred
   stock.......................................... $   392  $    --   $    --
  Conversion of redeemable preferred stock into
   common stock................................... $   --   $    --   $ 30,793
  Common stock issued for note receivable......... $   --   $    655  $    --

SUPPLEMENTARY INFORMATION:
  Cash paid for interest.......................... $     0  $     55  $     10
  Forgiveness of accretion of redeemable
   convertible preferred stock.................... $   --   $    470  $    --

   The accompanying notes are an integral part of these financial statements.

                               iPrint.com, inc.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

1. The Company

   iPrint.com, inc. (the "Company") is a leading provider of online printing technology and infrastructure to the business market

   The Company was established in January 1996 as a sole proprietorship. In August 1996, the Company was incorporated as a Subchapter S Corporation. In October 1997, the Company changed to C corporation status. In March 2000, the Company was reincorporated in Delaware by way of a merger with a newly formed Delaware subsidiary, and the associated issuance of one share of common stock of the subsidiary for each one share of common stock of the Company held by the stockholders of record. Additionally, stockholders of record of redeemable convertible preferred stock of the Company exchanged each of their shares for one share of redeemable convertible preferred stock of the subsidiary. On March 7, 2000 the Company completed an initial public offering of its common stock, as more fully described in Note 9.

   Since inception, the Company has incurred significant net losses primarily as a result of costs associated with developing technology, websites and marketing efforts. From inception through December 31, 2000, accumulated net losses were $51.9 million. As the Company seeks to leverage its existing technology and brand recognition into the professional print e-procurement market, the operating expenses may decrease as a result of reducing or eliminating non-profitable areas of business, geographical relocation of operational functions, facility consolidation, and appropriate headcount reductions. The Company may incur losses and generate negative cash flow from operations through the end of this year. The ability to achieve profitability depends upon the Company's ability to substantially increase sales, increase gross margins, and reduce operating expenses as a percentage of revenue. Because the Company is an e-procurement and Internet company engaged in electronic commerce, its business is subject to significant changes in technology and marketing strategies. In view of the limited operating history, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of the Company's future performance.

2. Summary of Significant Accounting Policies

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

 Cash and Cash Equivalents and Short-Term Investments

   Cash and cash equivalents consist of money market fund and commercial paper acquired with remaining maturity periods of 90 days or less at the date of purchase. Short-term investments consist primarily of high-grade debt securities with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized.

 Restricted Cash

   Restricted cash consists of certificates of deposits which collateralize letters of credit as required by the Company's office lease agreement and credit procurement program.

                               iPrint.com, inc.

 Financial Instruments and Concentration of Credit Risk

   The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and bank borrowings approximates fair value due to the short term maturities of those instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

   The Company sells a variety of printed products to end user customers. The products and services are available to our customers through the following channels: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. One customer accounted for 10% of total revenue for the year ended December 31, 2000. The same customer accounted for 25% of outstanding accounts receivable balance as of December 31, 2000. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

   The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

 Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (3 to 5 years) of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $43,000, $294,000 and
$1,765,000, respectively.

 Revenue Recognition

   The Company works with certified commercial print vendors to perform printing services. Revenues from sales of printed products are recognized when all of the following conditions are met: the product has shipped, collection of the receivable is probable and the Company has fulfilled all of its contractual obligations to the customer. Sales discounts have been accounted for as reductions of revenues. Shipping and handling charges billed to customers are an integral part of the sale of printed products, and are recognized as revenues from printed products. The related costs are expensed as cost of sales. Shipping and handling charges included in revenue from printed products were $132,000 for the year ended December 31, 1998, $697,000 for the year ended December 31, 1999 and $2,651,000 for the year ended December 31, 2000.

   In 1999, the Company entered into advertising barter transactions whereby the Company's advertisement was placed on a co-labeled third party's website in exchange for certain of the Company's products offered to customers of the co-labeled third party. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the years ended December 31, 1998, 1999 and 2000 amounted to nil, $326,000, and $612,000, respectively.

   Other revenues consist of commissions and website development fees and are recognized over term of contract.

                               iPrint.com, inc.

 Sales and Marketing

   The Company expenses advertising costs, including the fair value of barter transactions, promotional spending, and the costs of promotional products given away, as incurred. Advertising costs and promotional spending for the years ended December 31, 1998, 1999 and 2000 were approximately $392,000, $5,198,000, and $17,243,000, respectively.

 Research and Development

   Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead. Research and development costs to date include expenses incurred by the Company to develop and maintain the Company's website. The Company develops software which enables customers to both access information and order printed products on its website. The Company applies the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" to these costs and capitalizes only the costs incurred subsequent to the time that it is probable that software development efforts will be completed and the software will be used to perform the function intended. Due to the unique nature of the Company's software development effort the Company is not able to meet this criteria until the development effort is almost complete. To date the amount of expenses that meet this criteria have not been material.

 Stock-Based Compensation

   Effective January 1, 1996, the Company adopted the disclosure provisions under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options.

   The Company accounts for stock-based compensation to nonemployees at fair value.

 Computation of Basic and Diluted Net Loss Per Share

   Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of redeemable convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 5,455,470 shares, 17,734,430 shares and 2,441,457 shares for 1998, 1999 and
2000, respectively.

   A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
Net loss attributable to common stock............ $(2,663) $(12,962) $(35,975)
                                                  -------  --------  --------
Weighted average shares of common stock
 outstanding.....................................   7,009     7,590    25,996
Less: weighted average shares of common stock
 subject to repurchase...........................      (2)     (325)      (26)
                                                  -------  --------  --------
Weighted average shares used in computing basic
 and diluted net loss per common share...........   7,007     7,265    25,970
Basic and diluted net loss per share............. $ (0.38) $  (1.78) $  (1.39)

                               iPrint.com, inc.

 Comprehensive Loss

   SFAS No. 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The object of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss for each of the three years ended December 31, 1998, 1999 and 2000 equaled net loss.

 Segment Reporting

   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, major customers, and geographic areas.

   Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). Financial information for separate components of the Company's business is not evaluated by the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company's financial information, which is available to the CEO in substantially the form presented in the accompanying statement of operations. The Company therefore operates in a single operating segment: providing printing services and technology to the business printing market.

   The Company has derived revenue from four channels. Initially, the Company derived revenues from iPrint.com website, co-labeled websites and private label websites. In 1999, the Company began specialized print services, offering unique, project-oriented print jobs that vary in quantity from our existing website or are not offered in our self service print shops.

   The following table sets forth revenue by channel:

                                                               December 31,
                                                            -------------------
                                                            1998  1999   2000
                                                            ---- ------ -------
   Revenues by Channel:
   iPrint.com website...................................... $356 $1,856 $ 6,316
   Marketing relationship and co-labeled websites..........  153    782   2,731
   Private labeled websites................................   57    358     682
   Specialized print services..............................  --     260   7,340
                                                            ---- ------ -------
     Total................................................. $566 $3,256 $17,069
                                                            ==== ====== =======

   The following table sets forth gross profit by channel:

                                                                 December 31,
                                                               ----------------
                                                               1998 1999  2000
                                                               ---- ---- ------
   Gross Profit by Channel:
   iPrint.com website......................................... $162 $566 $2,123
   Marketing relationship and co-labeled websites.............   58  265  1,365
   Private labeled websites...................................   15  143    320
   Specialized print services.................................  --    17  1,240
                                                               ---- ---- ------
     Total.................................................... $235 $991 $5,048
                                                               ==== ==== ======

   The Company operates primarily in the United States.

                               iPrint.com, inc.

 Reclassifications

   Certain prior year amounts have been reclassified to the current year's presentation.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards, requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company has adopted SAB 101 in 2000. There was not a material effect on its financial position, results of operations or cash flows.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

3. Cash, Cash Equivalents, and Short-term Investments

   The following summarizes our cash, cash equivalents and short-term investments (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Cash and cash equivalents:
     Cash...................................................... $ 2,679 $   938
     Money market..............................................  12,401   7,368
     Municipal bonds...........................................     --    4,000
     Commercial paper..........................................     --    6,977
                                                                ------- -------
       Total cash and cash equivalents......................... $15,080 $19,283
                                                                ======= =======

   Short-term investments:
     Corporate bonds........................................... $   --  $ 2,000
     Government bonds..........................................     --    2,992
     Commercial paper..........................................     --    2,896
                                                                ------- -------
       Total short-term investment............................. $   --  $ 7,888
                                                                ======= =======

                               iPrint.com, inc.

   The Company maintains cash and cash equivalents and short-term investments with a major financial institution in the United States. The Company has not experienced any losses on its deposits of cash and cash equivalents.

4. Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Furniture and office equipment.............................. $  179  $   424
   Computer systems............................................    974    3,088
   Computer software...........................................    831    1,931
   Leasehold improvements......................................    505      691
                                                                ------  -------
                                                                 2,489    6,134
   Less: Accumulated depreciation..............................   (353)  (2,064)
                                                                ------  -------
                                                                $2,136  $ 4,070
                                                                ======  =======

5. Borrowing Arrangements

   As of December 31, 1998, the Company had a line of credit arrangement with a bank, which provided for maximum borrowings of $750,000 for working capital and capital improvements, bearing interest at the prime rate. The bank had a senior security interest in substantially all of the Company's assets. In 1999, the credit line portion of this arrangement expired and the Company repaid the working capital component of the amount. As of December 31, 1999, the Company had a term loan of $225,000, of which $119,000 was to be repaid in fiscal years 2001 and 2002. The Company repaid the total amount during 2000.

   In connection with this arrangement, the Company issued a warrant to purchase 8,000 shares of the Series B redeemable convertible preferred stock at $1.25 per share. The warrant was valued at $15,000 and the amount was expensed as interest expense. The warrants were exercised in March 2000 and 7,459 common shares were received upon conversion.

   On February 17, 2000, the Company entered into an agreement with another bank to provide a line of credit up to $2,000,000 at prime rate plus one half of one percent. The Company paid off the term loan outstanding on December 31, 1999 from this line of credit. As of December 31, 2000, the total amount outstanding on the line of credit was $190,000.

   In connection with this agreement, the Company issued a warrant to purchase 12,000 shares of Series C redeemable convertible preferred stock at $6.00 per share.

6. Income Taxes

   Until October 16, 1997, the Company was an S Corporation. Effective October 17, 1997, the Company changed its tax status to a C Corporation in conjunction with the issuance of Series A redeemable convertible preferred stock. For an S Corporation, income taxes are generally the responsibility of the individual stockholders. As a C Corporation, the Company recognizes deferred income tax assets and liabilities for the expected future income tax benefits and consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carryforwards. The Company has not had any taxable income or related tax liabilities for any period.

                               iPrint.com, inc.

   The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes as follows:

                                                Year Ended December 31,
                                                ----------------------------
                                                 1998      1999       2000
                                                -------   -------   --------
   Federal statutory rate......................     (35)%     (35)%      (35)%
   State taxes, net of federal benefit.........     (6)       (6)        (6)
   Change in valuation allowance...............      41        41         41
                                                -------   -------   --------
                                                    -- %      -- %       -- %
                                                =======   =======   ========

   The components of the net deferred income tax asset are as follows (in thousands):

                                                      December 31,
                                                ----------------------------
                                                 1998      1999       2000
                                                -------   -------   --------
   Net operating loss carryforwards............ $   989   $ 5,667   $ 17,807
   Tax credit carryforwards and cumulative
    temporary differences......................     102       373      1,051
                                                -------   -------   --------
                                                  1,091     6,040     18,858
   Valuation allowance.........................  (1,091)   (6,040)   (18,858)
                                                -------   -------   --------
   Net deferred income tax asset............... $   --    $   --    $    --
                                                =======   =======   ========

   The Company has provided a valuation allowance for the net operating losses, deferred tax assets and tax credit carryforwards which may expire before the Company can use them. The Company believes sufficient uncertainty exists regarding the realizability of these items and accordingly, has provided a valuation allowance for them.

   As of December 31, 2000, the Company had $48.0 million and $23 million of federal and state net operating loss carryforwards which expire in varying amounts through the year 2020. Due to uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. Under applicable tax regulations, changes in the Company's ownership, including shares sold in a public offering, may further restrict its ability to utilize its net operating loss carryforwards.

7. Commitments

   In 1998, the Company entered into a financing agreement with a software company for the licensing of software. The agreement bears interest at an annual rate of 12% and the principal balance is to be paid in 5 equal quarterly payments of approximately $60,000. The final payment was made in February 2000.

   On April 6, 2000, iPrint entered into a fifteen month agreement with Yahoo!, a global Internet communications, commerce and media company, to include iPrint.com as a featured merchant in Yahoo!'s Print Center. iPrint has recorded amortization expense of $5.1 million for the year ended December 31, 2000 related to this agreement.

   On November 13, 2000, iPrint and Yahoo! agreed to amend the original agreement to provide for its termination as of December 31, 2000. Under this amendment a final payment to Yahoo! of $133,000 was made in the fourth quarter of 2000.

   The Company leased certain equipment amounting to $18,000 under a capital lease agreement, which expires in October 2003 and bears interest at approximately 11% per annum as of December 31, 2000.

                               iPrint.com, inc.

   Future minimum payments under all noncancellable operating lease agreements as of December 31, 2000 are as follows:

                                                                    Operating
   Year Ending December 31,                                           Lease
   ------------------------                                        -----------
   2001........................................................... $ 1,015,000
   2002...........................................................     926,000
   2003...........................................................     932,000
   2004...........................................................     876,000
   2005...........................................................     295,000
                                                                   -----------
                                                                   $ 4,044,000
                                                                   ===========

   Rent expense, net of sublease rent income, for the years ended December 31, 1998, 1999 and 2000 was $36,000, $116,000 and $711,000.

   In June 2000, the Company entered into an agreement with a third party to sublease office space for a term of one year beginning July 1, 2000 with an option to renew for an additional six months. In September 2000, the sublease agreement was amended to allow for a second option to renew for an additional six months, a quarterly commitment to purchase printed products from the Company, and the reduction of rent under the original sublease agreement. The Company will receive future minimum payments of $585,000, which will be used to offset a portion of the rent expense above.

8. Retirement Plan

   The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. To date, no such contributions have been made by the Company.

9. Stockholders' Equity

   During the first quarter of 2000, the Company completed the initial public offering of its common stock. On March 7, 2000, the Company sold 4,500,000 shares and on March 16, 2000, the Company sold an additional 675,000 shares in connection with the exercise of the underwriters' over-allotment option, for a total of 5,175,000 shares of common stock. The Company received $48.1 million in cash, net of underwriting discounts and commissions. Upon the closing of the offering, all of the Company's preferred stock automatically converted into an aggregate of 16,070,581 shares of common stock.

Warrant Issuance

   In 1998, the Company entered into a marketing collaboration agreement with one of the preferred stockholders in exchange for an issuance of a warrant to purchase the Series A redeemable convertible preferred stock. The Company issued a warrant to purchase 62,500 shares of the Company's preferred stock and is not obligated to issue further warrants. The warrant was valued at $20,000 and the amount was expensed as marketing expense. The warrant expires on March 16, 2003.

   In 1998, in connection with a borrowing agreement (see Note 5), the Company issued a warrant to purchase 8,000 shares of the Series B redeemable convertible preferred stock at $1.25 per share. The warrant was valued at $15,000 and the amount was expensed as interest expense. The warrants were exercised in March 2000 and 7,459 common shares were received upon conversion.

                               iPrint.com, inc.

   On February 17, 2000, in connection with the borrowing agreement discussed in Note 5, the Company issued a warrant to purchase 12,000 shares of Series C redeemable convertible preferred stock at $6.00 per share. The warrants were valued at $30,000 and the amount was expensed as interest expense. The warrants are exercisable immediately and expire in 2005.

   On March 7, 2000 the Company agreed to issue a warrant to purchase 20,000 shares of common stock at $8.00 per share and a warrant to purchase 15,000 shares of common stock at $10.00 per share. The warrants were valued at $194,000 and the amount was expensed as rent expense. The warrants are exercisable immediately and expire in 2003.

   On April 5, 2000, the Company agreed to issue a warrant to purchase 75,000 shares of common stock at $16.925 per share. The warrant was valued at $480,000 and the amount was expensed as marketing expense. The warrants are exercisable immediately and expire in 2003.

Stock Options

   In August 1997, the Board of Directors approved the 1997 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, directors, consultants and advisors to the Company. The option price per share shall not be less than the fair value, as determined by the Board of Directors, for incentive stock option grants, or not less than 85% of the fair value for nonqualified stock option grants. Any options granted to a stockholder with more than 10% of the voting power (a "ten percent owner") shall not have an option price less than 110% of the fair value. Options become exercisable as determined by the Board of Directors, which is generally over four years from the date of grant, and generally expire ten years after the date of grant, or five years for those options granted to a ten percent owner.

   In December 1999, the Board of Directors approved the 2000 Outside Directors Stock Option Plan. This plan provides for the automatic grant of nonstatutory stock options to our directors who are not employees on an annual basis provided the non-employee director continues to serve in that capacity following the annual meeting and has served as director for at least six months. The exercise price per share of options granted under this plan will be equal to the fair market value of a share of common stock on the date of grant. Shares subject to initial options and annual options granted under this plan will vest over three years and one year, respectively, and options granted under this plan must be exercised within ten years from the date of grant.

                                iPrint.com, inc.

   A summary of activity under all option plans is as follows:

                                                  Options Outstanding
                                          --------------------------------------
                                           Options                   Weighted
                                          Available                  Average
                                          For Grant     Number    Exercise Price
                                          ----------  ----------  --------------
Balance, December 31, 1997...............  2,184,500     809,500      $0.02
 Granted.................................   (613,063)    613,063       0.02
 Exercised...............................        --       (4,375)      0.01
 Cancelled...............................    108,812    (108,812)      0.07
                                          ----------  ----------      -----
Balance, December 31, 1998...............  1,680,249   1,309,376       0.04
 Authorized..............................    649,624         --         --
 Granted................................. (1,877,600)  1,877,600       1.41
 Exercised...............................        --   (1,325,792)      0.65
 Cancelled...............................    267,836    (267,836)      0.58
                                          ----------  ----------      -----
Balance, December 31, 1999...............    720,109   1,593,348       1.06
 Authorized..............................  1,650,376         --         --
 Granted................................. (2,299,900)  2,299,900       4.77
 Exercised...............................        --     (503,418)      0.50
 Cancelled...............................  1,088,873  (1,088,873)      3.21
 Repurchased.............................    115,287         --         --
                                          ----------  ----------      -----
Balance, December 31, 2000...............  1,274,745   2,300,957      $3.60
                                          ==========  ==========      =====

                                                                     Weighted
                                                        Number of    Average
                                                         Options  Exercise Price
                                                        --------- --------------
Exercisable at December 31, 1998.......................  563,745      $0.01
Exercisable at December 31, 1999.......................  479,011      $0.04
Exercisable at December 31, 2000.......................  466,791      $5.34

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                        Options Outstanding                             Options Exercisable
--------------------------------------------------------------------- ------------------------
                                    Weighted-Average
                                       Remaining     Weighted-Average         Weighted-Average
Range of Exercise Prices   Number   Contractual Life  Exercise Price  Number   Exercise Price
------------------------  --------- ---------------- ---------------- ------- ----------------
$ 0.01 to $ 0.88........    490,666       8.34            $ 0.41      205,753      $ 0.11
$ 1.06 to $ 2.49........    407,208       8.76            $ 2.00       89,629      $ 2.07
$ 2.63 to $ 3.75........    599,850       9.59            $ 3.41        4,750      $ 3.75
$ 4.13 to $ 5.48........    427,033       8.31            $ 4.88       46,659      $ 4.96
$ 6.25 to $10.00........    346,200       9.19            $ 7.71       90,000      $10.00
$15.69 to $15.69........     30,000       9.21            $15.69       30,000      $15.69
                          ---------       ----            ------      -------      ------
$ 0.01 to $15.69........  2,300,957       8.87            $ 3.60      466,791      $ 5.34
                          =========       ====            ======      =======      ======

                               iPrint.com, inc.

   The Company accounts for stock options granted to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
   Net Loss (in thousands):
     As reported.................................. $(2,271) $(13,432) $(35,975)
     Pro forma.................................... $(2,276) $(13,527) $(37,446)
   Basic and diluted net loss per share:
     As Reported.................................. $ (0.38) $  (1.78) $  (1.39)
     Pro forma.................................... $ (0.38) $  (1.80) $  (1.44)

   The weighted average fair value of options granted during fiscal 1998, 1999 and 2000 was $0.17, $2.87 and $5.70 per share. The fair value of each stock option grant in 1998, 1999 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             Year Ended December 31,
                                    -------------------------------------------
                                        1998           1999           2000
                                    -------------  -------------  -------------
   Volatility......................          0.01%          0.01%           144%
   Risk-free interest rate......... 4.30% to 5.67% 4.73% to 6.21% 6.17% to 6.29%
   Dividend yield..................             0%             0%             0%
   Expected lives..................       6 years        6 years        6 years

   In 1998, 1999 and 2000, the Company granted to non-employees options to acquire 30,813, 74,100, and 150,000 shares of common stock inside of the Plan at weighted average exercise prices of $0.08, $0.52 and $9.61, and weighted average fair value of $0.06, $1.15 and $9.08. As of December 31, 2000, 41,000 options were outstanding and exercisable at exercise prices ranging from $0.08 to $15.69. The weighted average exercise price of the outstanding options was $8.75, and the weighted average remaining contractual life was 9 years. In 1998, 1999, and 2000, the Company recorded compensation expense of $2,000, $85,000 and $18,000. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes model and the following assumptions:

                                                Year Ended December 31,
                                           ------------------------------------
                                               1998           1999        2000
                                           -------------  -------------  ------
   Volatility.............................            65%            65%     65%
   Risk-free interest rate................ 4.42% to 5.59% 4.70% to 5.42%   6.18%
   Dividend yield.........................             0%             0%      0%
   Expected lives.........................        1 year         1 year  1 year

   The Plan allows for the issuance of options which are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a restricted stock purchase agreement generally vest over four years. The Company may repurchase unvested shares at a price equal to the original issuance price upon termination of the employee. This right expires generally over four years. As of December 31, 1998, 1999 and 2000, 2,793, 860,035 and 410,053 shares of common stock issued and outstanding were unvested and subject to repurchase by the Company at $0.01, $0.01 to $4.86 per share, and $0.01 to $7.61 per share.

                               iPrint.com, inc.

   In December 1999, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of the Company's common stock for issuance under the Purchase Plan. This number of shares will be increased cumulatively on January 1, 2001 and each January 1 thereafter through January 1, 2010 by the lesser of 5% of the shares of the common stock issued and outstanding on the immediately preceding December 31 or 3,000,000 shares. The Purchase Plan allows eligible employees to purchase the Company's stock at 85% of the lower of the fair market value at the first day of the offering period or the last day the purchasing period, whichever is lower. No stock was issued under the Purchase Plan as of December 31, 1999. During 2000, employees purchased 76,759 shares of stock.

Deferred Stock Compensation

   Deferred compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the estimated fair value of the underlying stock. Deferred stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method, generally four years. Through December 31, 1999 and 2000, the Company had recorded unearned stock-based compensation of $3,907,000 and $4,467,000. For the years ended December 31, 1999 and 2000, the Company recorded stock-based compensation expense of $668,000 and $1,849,000.

   The total unearned stock-based compensation recorded for all option grants through December 31, 2000 will be amortized as follows: $1,122,000 for the year ending December 31, 2001, $589,000 for the year ending December 31, 2002, $232,000 for the year ending December 31, 2003 and $7,000 for the year ending December 31, 2004. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Stockholder Note Receivable

   In November 1999, the Company granted an immediately exercisable option to purchase 290,000 shares of common stock at an exercise price of $2.26 to an officer. The Company also issued to the same officer a promissory note in an aggregate principal amount of $655,400 in connection with the exercise of stock options. The note bears interest at 5.96% per annum and is due in November 2003. The Company has the right to repurchase these shares at cost upon termination of the officer's employment. This right expires over four years.

                               iPrint.com, inc.

10. Quarterly Financial Data--unaudited

   The following table sets forth, for the periods presented, selected data from our statements of operations on a quarterly basis. The statements of operations data have been derived from our unaudited financial statements. In the opinion of management, these statements have been prepared on substantially the same basis as the audited financial statements and included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with the financial statements and notes to those financial statements included elsewhere in this filing.

                                             Three Months Ended
                                ----------------------------------------------
                                 March    June 30,  September 30, December 31,
                                31, 2000    2000        2000          2000
                                --------  --------  ------------- ------------
                                  (in thousands, expect per share amounts)
Statement of Operations Data:
Revenue........................ $  3,032  $  4,549     $ 4,955      $ 4,533
Cost of sales..................    2,191     3,340       3,442        3,048
                                --------  --------     -------      -------
Gross profit...................      841     1,209       1,513        1,485
                                --------  --------     -------      -------
Operating expenses:
  Research and development.....    1,610     1,867       1,418        1,757
  Sales and marketing..........    8,730     7,120       5,979        5,561
  General and administrative...    1,896     2,003       1,697        1,778
  Amortization of deferred
   compensation................      740       409         500          200
                                --------  --------     -------      -------
    Total operating expenses...   12,976    11,399       9,594        9,296
                                --------  --------     -------      -------
Loss from operations...........  (12,135)  (10,190)     (8,081)      (7,811)
Other income, net..............      272       648         719          603
                                --------  --------     -------      -------
Net loss....................... $(11,863) $ (9,542)    $(7,362)     $(7,208)
                                ========  ========     =======      =======
Basic and diluted net loss per
 common share.................. $  (0.86) $  (0.32)    $ (0.25)     $ (0.24)
                                ========  ========     =======      =======
Shares used to compute basic
 and diluted net loss per
 common share..................   13,832    29,951      30,034       30,064
                                ========  ========     =======      =======

                                iPrint.com, inc.

                                             Three Months Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                  1999      1999        1999          1999
                                --------- --------  ------------- ------------
                                  (in thousands, except per share amounts)
Statement of Operations Data:
Revenue........................  $   286  $   467      $ 1,006      $ 1,497
Cost of sales..................      188      308          709        1,060
                                 -------  -------      -------      -------
Gross profit...................       98      159          297          437
                                 -------  -------      -------      -------
Operating expenses:
  Research and development.....      555      677          972        1,340
  Sales and marketing..........      555      987        2,094        4,496
  General and administrative...      283      310          606        1,203
  Amortization of deferred
   compensation................       21      124          164          359
                                 -------  -------      -------      -------
    Total operating expenses...    1,414    2,098        3,836        7,398
                                 -------  -------      -------      -------
Loss from operations...........   (1,316)  (1,939)      (3,539)      (6,961)
Other income, net..............       19       72           38          194
                                 -------  -------      -------      -------
Net loss.......................  $(1,297) $(1,867)     $(3,501)     $(6,767)
                                 =======  =======      =======      =======
Basic and diluted net loss per
 common share..................  $ (0.12) $ (0.26)     $ (0.47)     $ (0.91)
                                 =======  =======      =======      =======
Shares used to compute basic
 and diluted net loss per
 common share..................    6,996    7,081        7,386        7,469
                                 =======  =======      =======      =======

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in iPrint.com's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of iPrint.com, see "Executive Officers" at the end of Part I of this report.

ITEM 11 EXECUTIVE COMPENSATION

   The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned
"Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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

  3.4*     Form of Certificate of Amendment of Restated Certificate of
            Incorporation

  4.1*     Second Amended and Restated Rights Agreement dated September 30,
            1999 between the Registrant and certain stockholders

 10.12**   Business Park Lease, dated March 7, 2000, between Bohannon
            Development Company and iPrint.com

 10.13***  Advertising and Promotion Agreement dated April 6, 2000 by and between iPrint.com and Yahoo! Inc.

 10.14**** Sublease Agreement dated June 26, 2000 by and between iPrint.com and
            Napster, Inc.

 10.15**** Amendment to Sublease Agreement dated September 15, 2000 by and between iPrint.com and Napster, Inc.

 10.16     First Amendment to the Advertising and Promotion Agreement dated
            April 6, 2000 by and between iPrint.com and Yahoo!

 23.1      Consent of Independent Public Accountants, Arthur Andersen LLP

--------
* Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 (No. 333-91841)

** Previously filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2000

*** Previously filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2000

**** Previously filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2000

   (b) Reports on Form 8-K.

   We did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          iPrint.com, inc.

                                                    /s/ Royal P. Farros
                                          By: _________________________________
                                                      Royal P. Farros
                                                 President, Chief Executive
                                                        Officer and
                                                  Chairman of the Board of
                                                         Directors

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 30th day of March, 2001.

        /s/ Royal P. Farros          President, Chief Executive
____________________________________  Officer and Chairman of the
          Royal P. Farros             Board of Directors

       /s/ Robyn R. Cerutti          Acting Chief Financial
____________________________________  Officer, Vice President of
          Robyn R. Cerutti            Finance and Accounting

         /s/ Mark Dubovoy            Director
____________________________________
            Mark Dubovoy

         /s/ Deepak Kamra            Director
____________________________________
            Deepak Kamra

        /s/ Guy T. Kawasaki          Director
____________________________________
          Guy T. Kawasaki

      /s/ J. A. Heidi Roizen         Director
____________________________________
         J. A. Heidi Roizen

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Balance at                       Balance at
                                   beginning of                        end of
                                       year     Additions Deductions    year
                                   ------------ --------- ---------- ----------
Allowance for doubtful accounts:
Year ended December 31, 1998......     $ --       $ --       $ --       $ --
Year ended December 31, 1999......     $ --       $ --       $ --       $ --
Year ended December 31, 2000......     $ --       $213       $(39)      $174
                                                  ----       ----       ----