Form 10-Q
period 2001-03-31
IPRINT COM INC
filed 2001-05-14
CIK 1099795

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

As of April 30, 2001, 30,099,524 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                               iPrint.com, inc.

                         QUARTERLY REPORT ON FORM 10-Q
                      For the period Ended March 31, 2001

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I.    FINANCIAL INFORMATION
           Item 1.    Condensed Financial Statements

                      Condensed Balance Sheets at March 31, 2001 and December 31,
                      2000..................................................................................       3

                      Condensed Statements of Operations for the three months ended March 31,
                      2000 and 2001.........................................................................       4

                      Condensed Statements of Cash Flows for the three months ended March 31,
                      2000 and 2001.........................................................................       5

                      Notes to Condensed Financial Statements...............................................       6

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................................       9

           Item 3.    Quantitative and Qualitative Disclosures About Market Risks...........................      23

PART II.   OTHER INFORMATION

           Item 1     Legal  proceedings....................................................................      23

           Item 2.    Changes in Securities and Use of Proceeds.............................................      23

           Item 3     Defaults on Senior Securities.........................................................      23

           Item 4.    Submission of Matters to Vote of Security Holders.....................................      23

           Item 5.    Other Information.....................................................................      23

           Item 6.    Exhibits and Reports on Form 8-K......................................................      23

                         Exhibits...........................................................................      23

                         Reports on Form 8-K................................................................      23

SIGNATURE...................................................................................................      24

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                               iPrint.com, inc.

                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                       December 31,           March 31,
                                                                           2000                 2001
                                                                    ----------------     ----------------
                                                                        (Audited)           (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                              $ 19,283           $ 15,808
  Short-term investments                                                    7,888              6,944
  Restricted cash                                                             356                356
  Accounts receivable, net                                                  1,874              1,260
  Prepaid expenses and other                                                  412                367
                                                                    ----------------     --------------
     Total current assets                                                  29,813             24,735
Property and equipment, net                                                 4,070              3,539
Deposits and other assets                                                     205                193
                                                                    ----------------     --------------
          Total assets                                                   $ 34,088           $ 28,467
                                                                    ================     ==============

                     Liabilities and Stockholders' Equity
Current liabilities:s
  Accounts payable                                                       $  2,509           $  3,033
  Accrued and other current liabilities                                     2,546              2,080
  Current portion of bank borrowings and capital lease                        196                196
                                                                    ----------------     --------------
     Total current liabilities                                              5,251              5,309

Non-current portion of capital lease                                           12                 10

Stockholders' equity:
  Common stock and additional paid-in capital                              83,292             81,889
  Notes receivable from stockholder                                          (655)              (317)
  Deferred compensation, net                                               (1,950)            (1,212)
  Accumulated deficit                                                     (51,862)           (57,206)
  Accumulated other comprehensive income                                        -                 (6)
                                                                    ----------------     --------------
Total stockholders' equity                                                 28,825             23,148
                                                                    ----------------     --------------
          Total liabilities and stockholders' equity                     $ 34,088           $ 28,467
                                                                    ================     ==============

                 See notes to condensed financial statements.

                                iPrint.com, inc.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               ------------------------------
                                                                        2000             2001
                                                                ------------------------------
Revenues:
  Printed products                                                  $  2,859          $ 3,064
  Other                                                                  173              118
                                                                -------------    -------------
Total revenues                                                         3,032            3,182

Cost of sales:
  Printed products                                                     2,176            2,137
  Other                                                                   15                -
                                                                -------------    -------------
Total cost of sales                                                    2,191            2,137

Operating expenses:
  Research and development (net of $150 and $(84) non-cash             1,610            1,638
  compensation expense)
  Sales and marketing (net of $257 and $(144) non-cash                 8,730            3,731
  compensation expense)
  General and administrative (net of $333 and $(172) non-cash          1,896            1,595
  compensation expense)
  Amortization of deferred compensation                                  740             (400)
  Corporate restructuring costs                                            -              288
                                                                -------------    -------------
Total operating expenses                                              12,976            6,852
Other income, net                                                        272              463
                                                                -------------    -------------
Net loss                                                            $(11,863)         $(5,344)
                                                                =============    =============

Basic and diluted net loss per share                                  $(0.86)          $(0.18)
                                                                =============    =============
Shares used to calculate basic and diluted net loss per share         13,832           30,136
                                                                =============    =============

                 See notes to condensed financial statements.

                               iPrint.com, inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                     ------------------------------------------
                                                                                            2000                    2001
                                                                                     ------------------     -------------------
Cash flows from operating activities
Net loss                                                                               $      (11,863)        $        (5,344)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                   246                     506
  Write-off of fixed assets                                                                         -                     213
  Amortization of deferred compensation                                                           715                    (400)
  Changes in assets and liabilities:
     Accounts receivable                                                                         (361)                    614
     Current and other long-term assets                                                          (365)                     46
     Accounts payable                                                                           2,145                     524
     Accrued liabilities                                                                          610                    (466)
     Deferred revenue                                                                              68                       -
                                                                                     ------------------     -------------------
Net cash used in operating activities                                                          (8,805)                 (4,307)
                                                                                     ------------------     -------------------

Cash flows from investing activities
Purchases of short-term investments                                                           (12,243)                 (9,871)
Sale/maturities of investments securities                                                           -                  10,809
Capital expenditures                                                                           (1,043)                   (178)
                                                                                     ------------------     -------------------
Net cash provided by (used in) investing activities                                           (13,286)                    760
                                                                                     ------------------     -------------------

Cash flows from financing activities
Payments on capital lease                                                                          (2)                     (2)
Payment of notes payable                                                                          (60)                      -
Proceeds from issuance of preferred and common stock, net of issuance costs                    47,357                      74
                                                                                     ------------------     -------------------
Net cash provided by financing activities                                                      47,295                      72
                                                                                     ------------------     -------------------

Net change in cash and cash equivalents                                                        25,204                  (3,475)
Cash and cash equivalents at beginning of period                                               15,080                  19,283
                                                                                     ------------------     -------------------
Cash and cash equivalents at end of period                                             $       40,284         $        15,808
                                                                                     ==================     ===================

Supplementary information:
Interest paid                                                                          $            4         $             4

Financing activity:
Deferred compensation related to stock options                                         $        2,290         $        (1,139)
Conversion of redeemable convertible preferred stock into common stock                 $       30,793         $             -

                  See notes to condensed financial statements.

                                iPrint.com, inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)



1.   Basis of Presentation

  The accompanying unaudited condensed financial statements of iPrint.com, inc. ("iPrint") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

  These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Net Loss per Share

  Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of redeemable convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 2,273,513 shares and 3,428,642 shares for the three months ended March 31, 2000 and 2001, respectively.

  The following table presents the calculation of basic and diluted net loss per common share.

     ========================================================================
     (In thousands except per share amounts)     Three months ended March 31,
     ------------------------------------------------------------------------
                                                       2000         2001
                                                     --------     -------

     Numerator:
     Net loss                                       $ (11,863)    $ (5,344)


     Denominator:
     Denominator for basic and diluted earnings
     per share - weighted average shares               13,832       30,136


     Basic and diluted net loss per share          $   (0.86)    $  (0.18)
     ========================================================================

3.   Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The object of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss for the three months ended March 31, 2000 equaled net loss. Comprehensive loss for the three months ended March 31, 2001 differed from net loss by $6,000 due to a net unrealized loss on cash equivalents and short-term investments.

4.   Deferred Stock-Based Compensation

  The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2001, the Company recorded deferred stock-based compensation of $3.3 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, less cancellations. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. Due to the cancellations during the quarter, the amortization amount of deferred compensation expensed in prior periods exceeds the current expense amount, therefore $647,000 of prior year expense has been reversed during the current quarter, offset by $247,000 of current year expense, for a net recovery of $400,000 in the current quarter.

5.   Corporate Restructuring Costs

  During the first quarter of 2001, the Company announced and began a corporate restructuring plan that would reduce costs and move towards achieving profitability for the Company. The Company's restructuring actions consist primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposition of certain fixed assets.

  The restructuring actions resulted in cash expenditures of $75,000 and $213,000 non-cash expenditures through March 31, 2001.

  The restructuring costs consist of the following (amounts in thousands):

                                                                Total
                                                       Corporate Restructuring
     Components                                                 Costs
     ------------------------------------------------------------------------

     Payments to employees involuntarily terminated  (C)        $ 42
     Payments on vacated facilities  ( C )                      $ 33
     Disposition of fixed assets (NC)                           $213
                                                                ----
                                                                $288
                                                                ====
     (C): Cash; (NC): Non-cash

6.   Barter Transactions

  For the quarter ended March 31, 2001, the Company had advertising barter transactions whereby its advertisement was placed on a co-labeled third party's website in exchange for certain of its products offered to customers of the co-labeled third party. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the quarter ended March 31, 2001 amounted to $76,000.

7.   Financial Instruments and Concentration of Credit Risk

  The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and bank borrowings approximates fair value due to the short-term maturities of those instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to ensure safety of principal.

  The Company sells a variety of printed products to end user customers. The products and services are available to our customers through the following channels: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. One customer accounted for 17% of total revenue for the year ended March 31, 2001. The same customer accounted for 44% of outstanding accounts receivable balance as of March 31, 2001. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

  The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

8.   Stockholder Receivable

  In January 2001, the Company granted an immediately exercisable option to purchase 150,000 shares of common stock at an exercise price of $0.75 to an officer. The Company also issued the same officer a promissory note in an aggregate principal amount of $112,500 in connection with the exercise of stock options. The note bears interest at 5.90% per annum and is due in January 2004. The Company has the right to repurchase these shares at cost upon termination of the officer's employment. This right expires over four years.

  In November 1999, the Company granted an immediately exercisable option to purchase 290,000 shares of common stock at an exercise price of $2.26 to an officer. The Company also issued to the same officer a promissory note in an aggregate principal amount of $655,400 in connection with the exercise of stock options. On February 2, 2001, upon termination of the officer's employment, the Company repurchased 199,374 of the unvested shares of common stock at the original price of $2.26 reducing the principal of the promissory note to $204,815. The note bears interest at 5.96% per annum and is due in November 2003.

9.   Subsequent Events

  In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $721,423. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $18,942, with a final balloon payment of all remaining principal and accrued interest due in April 2005.

  In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $160,000. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $4,195, with a final balloon payment of all remaining principal and accrued interest due in April 2005.

  On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties, in particular relating to our expectations regarding our future operating expenses and capital requirements. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth or incorporated by reference under "Factors That May Affect Future Results" and elsewhere in this report.

Overview

  iPrint.com, inc. ("iPrint") is a leading provider of online printing technology and infrastructure for the business market.

  Our online print shops, printing technology and specialized printing services offer a virtual one-stop shop for commercial printing, letting customers design, proof, and order thousands of customized printed products. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select commercial print vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits include streamlining information and workflow, centralizing control and accountability, and improving return on investment associated with e-procurement investment.

  Customers can access our print services through the following channels:

  . Corporate e-print centers: Through our Corporate e-Print Center program, we supply technology and operating infrastructure to run customized e-printing centers for large enterprises. Our online corporate print centers can integrate into existing compatible ERP, e-procurement, or supply chain management environments or function in a stand-alone capacity. Depending on the specifics of the arrangement, we may generate revenue from set-up and activation charges, from reselling printed materials purchased from our backend printing network, from a transaction percentage, or from some combination of all of the above. In some cases, our corporate customers may determine the printing vendor. Products offered at our Corporate e-Print Centers vary depending on the requirements and desires of the corporate partner.

  . Specialized print services: Within the broad scope of standard business printing services, organizations often have special printing needs. These unique, project-oriented print jobs may vary only in quantity from our existing website offering, or they may involve printed items that are not generally offered in our self-service print shop, such as multi-paged color brochures, specialized banner production, color photocopying, or bound documentation. We promote these specialized services at our Corporate e-Print Centers and iPrint.com and related websites. These orders often represent higher revenues than a typical short-run print job. Our customer service representatives review and respond to these requests on a case-by-case basis. We may fulfill special projects through our existing commercial print vendors or select other print vendors beyond those we ordinarily use. We generate revenues from these orders based on the value of the products ordered by a customer. By their nature, the specifics and dollar amounts of these projects vary widely. We believe we are in a favorable position to provide these additional specialized services to our current customer base.

  . Private-labeled, co-labeled, and iPrint.com website properties: In addition to operating our own iPrint.com retail print shop, we supply the technology and operating infrastructure to run online print shop environments in a non-exclusive way to a variety of organizations. Co-labeled relationships promote both the iPrint.com brand and the co-labeled party's brand and agreements are individually negotiated, usually paying a percentage commission on sales made through these online shops. Private-labeled relationships promote only the private-labeled party's brand. Depending on the specifics of the arrangement, we may generate revenue either from orders placed on these websites based on the wholesale price of the products sold, from a fee based on revenue generated from the website, or some combination of product and transaction fees. In some instances, our private-labeled parties may determine pricing, as well as print and order fulfillment vendors. For both private and co-labeled retail shops, the products offered vary depending on the requirements and desires of a particular partner.


  We recognize revenues when the product is shipped, collection of the receivable is probable, and our commercial print vendors have fulfilled all of our contractual obligations to the customer. We take title to all products that we instruct our commercial print vendors to produce. We believe that purchases by businesses account for a majority of our revenues and purchases by consumers account for a significant portion of our revenues.

  For the quarter ending March 31, 2001, approximately 13% of our revenues were derived from shipping and handling fees compared to 21% for the same period in 2000. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $76,000, which represented approximately 2% of our revenues, from barter transactions for the quarter ending March 31, 2001 compared to $149,000 or 5% or our revenues for the same period in 2000. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

  Since our inception, we have incurred significant net losses primarily as a result of costs associated with developing our technology, websites and our marketing efforts. From inception through March 31, 2001, we accumulated net losses of $57.2 million. As we seek to leverage our existing technology and brand recognition into the professional print e-procurement market, our operating expenses may decrease as a result of reducing or eliminating non-profitable areas of business, geographical relocation of operational functions, facility consolidation, and appropriate headcount reductions. We expect that we will incur losses and generate negative cash flow from operations through the end of this year. Our ability to achieve profitability depends upon our ability to substantially increase our sales, increase our gross margins, and reduce our operating expenses as a percentage of revenue. Because we are an e-procurement and Internet company engaged in electronic commerce, our business is subject to significant changes in technology and marketing techniques. In view of our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Results of Operations

  The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.

     Percentage of Total Revenues:                    Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                       2000         2001
                                                   -----------------------

     Revenues                                         100.0%       100.0%
     Cost of sales                                     72.3         67.2
                                                   ---------    ---------
     Gross margin                                      27.7         32.8

     Operating expenses:
      Research and development                         53.1         51.5
      Sales and marketing                             287.9        117.3
      General and administrative                       62.5         50.1
      Amortization of deferred compensation            24.4        (12.6)
      Corporate restructuring costs                       -          9.1
                                                   ---------    ---------
     Total operating expenses                         427.9        215.4

     Loss from operations                            (400.2)      (182.6)
     Other income, net                                  9.0         14.6
                                                   ---------    ---------
     Net loss                                        (391.2)%     (168.0)%


Revenues

  We derive our revenues from the sales of various printed products and related services. Revenues were $3.2 million and $3.0 million for the quarters ended March 31, 2001 and 2000, representing an increase of $0.2 million, or 7%, in 2001 over the comparable period in 2000. The growth in revenues was due to an increase in specialized print services, offset by a decrease in customer activity on our iPrint.com, co-labeled and private-labeled websites.

  The following table sets forth percentage of revenues by channel for the periods indicated.

     Percentage of Revenues by Channel:               Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                       2000         2001
                                                   -----------------------

     Corporate e-print and specialized print
     services                                          19%           44%
     iPrint.com website                                58            38
     Marketing relationship and co-labeled
     websites                                          18            12
     Private labeled websites                           5             6
                                                   ---------    ---------
          Total                                       100%          100%


Cost of Sales

  Cost of sales decreased to $0.1 million for the quarter ended March 31, 2001 from $2.2 million for the same period in 2000. The decrease was primarily due to lower costs associated with printed goods ordered from our website properties. Gross margin increased to 32.8% for the quarter ended March 31, 2001 from 27.7% for the same period in 2000. This 5.1% increase in gross margin consists primarily of an improved gross margins across all of our products.

Research and Development

  During the quarter ended March 31, 2001, research and development expenses were $1.6 million, which approximates the amount of research and development expenses for the same period in 2000. Although we believe that continued investment in research and development is critical to attaining out strategic objectives, we plan to leverage our existing technology into the e-procurement market and, as a result, decrease on an absolute dollar basis research and development expenses for the remainder of 2001.

Sales and Marketing

  During the quarter ended March 31, 2001, sales and marketing expenses were $3.7 million, a decrease of 57% over sales and marketing expenses of $8.7 million for the same period in 2000. This decrease was primarily the result of a $4.5 million decrease in advertising and promotional spending and $531,000 decrease for promotional products given away for free. Also contributing to this decrease was headcount reductions in our direct marketing, business development and customer support staffs. We expect our sales and marketing expenses to decrease on an absolute dollar basis in future periods.

General and Administrative Expenses

  During the quarter ended March 31, 2001, general and administrative expenses were $1.6 million, a decrease of 16% over general and administrative expenses of $1.9 million for the same period in 2000. The decrease was primarily attributable to a decrease in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel and increase in fees paid to outside professional service providers. We believe general and administrative expenses will decrease on an absolute dollar basis in future periods.

Amortization of Stock-based Compensation

  Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees. Due to the decrease in personnel during the quarter, cancellations of stock options outstanding have contributed to a reduction of $1.1 million of deferred compensation. As of March 31, 2001, we had a remaining balance of $1.2 million of deferred compensation to be amortized.

Other Income, net

  Other income, net increased to $463,000 for the quarter ended March 31, 2001 from $272,000 for the same period in 2000. This increase is primarily due to interest income earned from higher average cash balances during the quarter as a result of proceeds from our initial public offering that was completed during March 2000. Unless we generate additional cash, future interest income is likely to decrease as cash equivalents and short-term investments are consumed by our normal operating requirements.

Net Loss

  Net loss decreased to $5.3 million for the quarter ended March 31, 2001 from $11.9 million for the same period in 2000. The $6.5 million decrease in net loss was the result of decreased spending in sales and marketing, general and administrative, and offset by a net recovery of prior period amortization of deferred compensation.

Liquidity and Capital Resources

  The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $23.1 million as of March 31, 2001, down $4.4 million compared to $27.5 million as of December 31, 2000.

  On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full.

  Net cash used in operations for the quarter ended March 31, 2001 was $4.5 million compared with $8.8 million for the same period in 2000, primarily the result of a lower net loss of $5.3 million, adjusted for depreciation and amortization of deferred stock compensation. The decrease in net loss is primarily the result of a decrease in sales and marketing expense. Cash usage was partially offset by changes in operating assets and liabilities.

  Net cash provided in investing activities was $0.9 million for the period ended March 31, 2001 compared with net cash used of $13.2 million for the same period in 2000. The cash provided in investing activities was related to the sale and maturities of short-term investment purchases of $10.8 million offset by the purchase of short-term investments of $9.8 million.

  Net cash provided by financing activities was $72,000 for the quarter ended March 31, 2001, compared to $47.3 million for the same period in 2000. Cash provided by financing activities was primarily from proceeds of employee stock purchase plan. Cash inflow was partially offset by payments on capital lease.

  We have developed an operating plan that we believe will achieve profitability in four quarters. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements. In the event that this timeline is extended, we still believe we have sufficient cash to fund our operations for the next 12 months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

  As part of our business strategy, we assess opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We have historically competed in the general commercial printing sector, which is generally characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere or incorporated by reference in this report, quarterly fluctuations may also result from:

     . our ability to obtain new customers, retain our existing customers and increase sales to our existing customers;

     . changes in our operating expenses and capital expenditure requirements, in particular as a result of increased promotional and advertising expenses and purchases of computer and communications equipment to support website expansion and increased traffic;

     . the decline in price of, or demand for, the printing services we offer;

     .    changes in the mix of printing services we sell;

     . the timing of customer orders, in particular orders for specialized print services;

     .    increased competition; and

     .    general or industry-specific economic conditions.

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

We have not been Profitable. We have an Accumulated Deficit of $57.2 Million as of March 31, 2001 and may not ever be able to Achieve Profitability.

     Our failure to significantly increase our revenues will seriously harm our business and operating results. We incurred net losses of $700,000 in 1997, $2.3 million in 1998, $13.4 million in 1999, $36.0 million in 2000 and $5.3 million in the first quarter ending March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $57.2 million. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. Although our revenues have grown in recent quarters, we may not be able to sustain these growth rates. To date, shipping and handling fees and barter transactions have accounted for a portion of our revenues. We may not have any revenue growth, our revenues could decline, and we expect to incur losses for the foreseeable future.

The Market for Intranet Based Printing Solutions for Enterprise Purchasing Systems is at an Early-Stage. To Succeed, we Must Introduce and Educate a Significant Number of Corporate Customers and their Employees about our Enterprise e-Printing Service.

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

Declines in Revenues Generated from our iPrint.com, Affiliate and Co-Labeled Websites would Adversely Affect Our Operating Results.

  The printing services we offer on our iPrint.com, affiliate and co-labeled websites accounted for over half of our revenue in 2000 and for the first quarter in 2001. The services we offer on these websites must continue to generate substantial revenues while we build and develop our corporate purchasing initiatives. Consequently, a decline in the price of, or demand for, the printing services we offer on these websites, would seriously harm our business.

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

  From March 7, 2000, the first day of public trading of our common stock, through March 30, 2001, the closing prices for our common stock fluctuated between $24.00 and $0.297. On March 30, 2001, the closing price of our common stock was $0.375. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our securities to fall.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2000.

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

  All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults on Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                iPrint.com, inc.



                             By: /s/             ROYAL P. FARROS
                                 --------------------------------------------
                                                  Royal P. Farros
                                      President, Chief Executive Officer and
                                         Chairman of the Board of Directors



                             By: /s/              ROBYN R. CERUTTI
                                 --------------------------------------------
                                                   Robyn R. Cerutti
                                             Acting Chief Financial Officer,
                                       Vice President of Finance and Accounting


Date:  May 14, 2001