Form 10-Q
period 2001-06-30
IPRINT COM INC
filed 2001-08-09
CIK 1099795

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                       Commission file number:  0-29733



                           iPrint Technologies, inc.
             (Exact name of registrant as specified in its charter)



               Delaware                             77-0436465
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)            Identification Number)

                             255 Constitution Drive
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (650) 298-8500

                         Former name: iPrint.com, inc.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                                  ---    ---

     As of July 31, 2001, 30,201,982 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                           iPrint Technologies, inc.

                         QUARTERLY REPORT ON Form 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS



                                                                                                      Page
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheets at December 31, 2000 and at June 30,
                   2001..........................................................................       3

                   Condensed Statements of Operations for the three months and six months
                   ended June 30, 2000 and 2001..................................................       4

                   Condensed Statements of Cash Flows for the six months ended June 30,
                   2000 and 2001.................................................................       5

                   Notes to Condensed Financial Statements.......................................       6

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.........................................................      10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks...................      27

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings............................................................      28

          Item 2.   Changes in Securities and Use of Proceeds....................................      28

          Item 3.   Defaults on Senior Securities................................................      28

          Item 4.   Submission of Matters to Vote of Security Holders............................      28

          Item 5.   Other Information............................................................      29

          Item 6.   Exhibits and Reports on Form 8-K.............................................      30

                      Exhibits...................................................................      30

                      Reports on Form 8-K........................................................      30

SIGNATURE........................................................................................      31

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                           iPrint Technologies, inc.

                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                                     December 31,             June 30,
                                                                                         2000                   2001
                                                                                     ------------           -----------
                                                                                      (Audited)             (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                                                              $ 19,283              $ 10,645
  Short-term investments                                                                    7,888                 7,205
  Restricted cash                                                                             356                   356
  Accounts and other receivables, net                                                       1,874                 1,227
  Prepaid expenses and other current assets                                                   412                   394
                                                                                     ------------           -----------
     Total current assets                                                                  29,813                19,827
Property and equipment, net                                                                 4,070                 3,202
Deposits and other assets                                                                     205                 2,163
                                                                                     ------------           -----------
                                                                                         $ 34,088              $ 25,192
                                                                                     ============           ===========

                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                       $  2,509              $  2,361
  Accrued and other current liabilities                                                     2,546                 3,233
  Current portion of bank borrowings and capital lease                                        196                     6
                                                                                     ------------           -----------
     Total current liabilities                                                              5,251                 5,600
Non-current portion of loan and lease                                                          12                    10

Stockholders' equity:
  Common stock and additional paid-in capital                                              83,292                81,551
  Notes receivable from stockholder                                                          (655)                 (317)
  Deferred compensation, net                                                               (1,950)                 (890)
  Accumulated deficit                                                                     (51,862)              (60,768)
  Accumulated other comprehensive income                                                        -                     6
                                                                                     ------------           -----------
Total stockholders' equity                                                                 28,825                19,582
                                                                                     ------------           -----------
                                                                                         $ 34,088              $ 25,192
                                                                                     ============           ===========

                 See notes to condensed financial statements.

                           iPrint Technologies, inc.

                      CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                     ----------------------         --------------------
                                                        2000         2001             2000          2001
                                                     ----------------------        ----------------------
Revenues:
  Printed products                                   $  4,318      $  2,346        $  7,177      $  5,410
  Other                                                   231           121             404           239
                                                     --------      --------        --------      --------
Total revenues                                          4,549         2,467           7,581         5,649
                                                     --------      --------        --------      --------

Cost of sales:
  Printed products                                      3,323         1,460           5,499         3,597
  Other                                                    17             -              32             -
                                                     --------      --------        --------      --------
Total cost of sales                                     3,340         1,460           5,531         3,597
                                                     --------      --------        --------      --------

Operating expenses:
  Research and development  (net of
  stock-based compensation expense of $86
  and $(3) for the three months ended June
  30, 2000 and 2001, and $236 and $(90) for
  the six months ended June 30, 2000 and
  2001)                                                 1,867         1,326           3,477         2,964

  Sales and marketing  (net of stock-based
  compensation expense of $147 and $(6) for
  the three months ended June 30, 2000 and
  2001, and $405 and $(150) for the six
  months ended June 30, 2000 and 2001)                  7,120         1,993          15,850         5,724

  General and administrative  (net of
  stock-based compensation expense of $176
  and $(8) for the three months ended June
  30, 2000 and 2001, and $508 and $(177)
  for the six months ended June 30, 2000
  and 2001)                                             2,003         1,496           3,899         3,091

  Amortization of deferred compensation, net
  of forfeitures                                          409           (17)          1,149          (417)

  Corporate restructuring costs                             -           106               -           394
                                                     --------      --------        --------      --------
Total operating cost and expenses                      11,399         4,904          24,375        11,756
                                                     --------      --------        --------      --------

Other income, net                                         648           335             920           798
                                                     --------      --------        --------      --------
Net loss                                             $ (9,542)     $ (3,562)       $(21,405)     $ (8,906)
                                                     ========      ========        ========      ========

Basic and diluted net loss per share                 $  (0.32)     $  (0.12)       $  (0.98)       $(0.30)
                                                     ========      ========        ========      ========
Shares used to calculate basic and diluted
  net loss per share                                   29,951        30,158          21,892        30,130
                                                     ========      ========        ========      ========

                  See notes to condensed financial statements.

                           iPrint Technologies, inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                               2000              2001
                                                                                            ---------         ---------

Cash flows from operating activities
Net loss                                                                                    $ (21,405)        $  (8,906)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                   947             1,017
  Disposal of fixed assets                                                                          -               213
  Amortization of deferred compensation                                                         1,149              (417)
  Changes in assets and liabilities:
     Accounts receivable                                                                       (1,066)              647
     Prepaid expenses and other current assets                                                 (2,472)               18
     Deposits and other assets                                                                      -            (1,980)
     Accounts payable                                                                           2,649              (148)
     Accrued liabilities                                                                          222               687
                                                                                            ---------         ---------
Net cash used in operating activities                                                         (19,976)           (8,869)
                                                                                            ---------         ---------

Cash flows from investing activities
Purchases of short-term investments                                                           (17,378)          (14,548)
Sales and maturities of short-term investments                                                      -            15,237
Capital expenditures                                                                           (3,487)             (341)
                                                                                            ---------         ---------
Net cash (used in) provided by investing activities                                           (20,865)              348
                                                                                            ---------         ---------

Cash flows from financing activities
Payments on  bank loans and lease                                                                  (4)             (192)
Payment of notes payable                                                                          (60)                -
Proceeds from issuance of preferred and common stock, net of issuance costs                    47,577                75
                                                                                            ---------         ---------
Net cash provided by (used in) financing activities                                            47,513              (117)
                                                                                            ---------         ---------

Net change in cash and cash equivalents                                                         6,672            (8,638)
Cash and cash equivalents at beginning of period                                               15,080            19,283
                                                                                            ---------         ---------
Cash and cash equivalents at end of period                                                  $  21,752         $  10,645
                                                                                            =========         =========
Supplementary information:
Interest paid                                                                               $      10         $       7

Financing activity:
Deferred compensation related to stock options                                              $   1,511         $  (1,478)
Conversion of redeemable preferred stock into common stock                                  $  30,793         $       -

                  See notes to condensed financial statements.

                           iPrint Technologies, inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)



1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of iPrint Technologies, inc. ("iPrint" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   Net Loss per Share

     Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of redeemable convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 2,449,498 shares and 3,333,377 shares for the six months ended June 30, 2000 and 2001, respectively.

     The following table presents the calculation of basic and diluted net loss per common share:

                                                   Three months ended           Six months ended
                                                        June 30,                     June 30,
                                                 ----------------------      -----------------------
(In thousands except per share amounts)             2000         2001           2000         2001
                                                 ----------    --------      ----------    ---------

Numerator:
Net loss                                         $ (9,542)     $ (3,562)     $ (21,405)     $ (8,906)

Denominator:
Denominator for basic and diluted earnings
 per share - weighted average shares               29,951        30,158         21,892        30,130


Basic and diluted net loss per share              $ (0.32)     $  (0.12)     $   (0.98)     $  (0.30)

3.   Comprehensive Loss

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

     The components of comprehensive loss for the three and six month periods ended June 30, 2000 and 2001 are as follows:

                                                Three months ended June 30,        Six months ended June 30,
                                                ---------------------------        -------------------------
(In thousands)                                     2000             2001               2000          2001
                                                ----------        ---------        -----------    ----------
Net loss                                        $   (9,542)       $  (3,562)       $  (21,405)    $   (8,906)
Unrealized gain (loss) on short-term
 investments                                           (74)              12               (74)             6
                                                ----------        ---------        -----------    ----------
Comprehensive loss                                 ($9,616)       $  (3,550)       $  (21,479)    $   (8,900)
                                                ==========        =========        ==========     ==========


     Accumulated other comprehensive income (loss) at June 30, 2000 and 2001 consisted of an unrealized loss on short-term investments of $74,000 and an unrealized gain on short-term investments of $6,000, respectively.


4.   Deferred Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 2001, the Company recorded deferred stock-based compensation of $3.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, less cancellations. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. In accordance with Accounting Principles Board Opinion No. 25, certain previously expensed amounts have been reversed during the quarter due to cancellations of unvested options. The amortization amount of deferred compensation expensed in prior periods exceeds the current expense amount, therefore $207,000 of prior years' expense has been reversed during the current quarter, offset by $190,000 of current quarter expense, for a net of $17,000 in the current quarter. For the six months ended June 30, 2001, the amortization amount of deferred compensation expense in prior periods exceeds the current year expense amount, therefore $828,000 of prior years' expense has been reversed for the six months ended June 30, 2001 offset by $411,000 of current year expense, for a net of $417,000.

5.   Corporate Restructuring Costs

     During the first quarter of 2001, the Company announced and began a corporate restructuring plan to reduce costs and move towards achieving profitability. The Company's restructuring actions consisted primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposing of certain fixed assets.

     During the second quarter of 2001, the Company began an additional corporate restructuring plan which consisted of reducing its workforce by an additional 20 employees.

     The restructuring actions resulted in cash expenditures of $181,000 and non-cash expenditures of $213,000 through June 30, 2001.

     The restructuring costs consist of the following amounts (in thousands):

                                                                    Three months ended         Six months ended
Components                                                             June 30, 2001             June 30, 2001
-------------------------------------------------------------------------------------------------------------------
Payments to employees involuntarily terminated  (C)                       $ 68                      $110
Payments on vacated facilities  (C)                                         38                        71
Disposition of fixed assets (NC)                                             -                       213
                                                                          ----                      ----
                                                                          $106                      $394
                                                                          ====                      ====
       (C): Cash; (NC): Non-cash

6.   Barter Transactions

     For the three and six month periods ended June 30, 2001, the Company had advertising barter transactions whereby its advertisements were placed on co-labeled third parties' websites in exchange for certain of its products offered to customers of co-labeled third parties. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by an equal amount of cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three and six month periods ended June 30, 2001 amounted to $43,000 and $119,000 compared to $151,000 and $300,000 for the same periods in 2000.


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

     The Company sells a variety of e-printing services and printed products to business and end users. The products and services are available to its customers through the following: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. One customer accounted for 10% and 15% of total revenue for the three month and six month periods ended June 30, 2001, respectively. The same customer accounted for 16% of outstanding accounts receivable balance as of June 30, 2001. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the company's sales.

     The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

8.   Stockholder Receivable and Loans Receivable

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

9.   Borrowing Arrangements

     On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full.

10.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

     The Company has no goodwill as of June 30, 2001 and therefore there will be no impact on the financial position and results of operations as a result of adopting SFAS 141 and SFAS 142. The Company has announced its intention to enter into a merger transaction with Wood Alliance, Inc. and will adopt the provisions of SFAS 141 at the time of the merger transaction, and SFAS 142 on January 1, 2002.


11.  Subsequent Events

     On June 23, 2001, the Company entered into an Agreement and Plan of Reorganization with Wood Alliance, Inc. ("Wood") to enter into a merger transaction with Wood. On July 2, 2001, the Company provided a secured loan to Wood for $200,000. The loan bears interest at 6% and is due and payable on July 1, 2002.


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

Overview

     iPrint Technologies, inc. ("iPrint") is a leading provider of online printing technology and infrastructure for the business market.

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

     Customers can access our print services through:

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

     For the three and six months ended June 30, 2001, approximately 10.4% and 12.4% of our revenues were derived from shipping and handling fees compared to 15% and 18% of our revenues for the same periods in 2000. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $43,000 and $119,000, which represented approximately 2% (for both periods) of our revenues, from barter transactions for the three and six months ending June 30, 2001. For the three and six months ended June 30, 2000, we derived $151,000 and $300,000 from barter transactions, which represented approximately 3% and 4% of our revenues. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:


Percentage of Total Revenues:                               Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                        -------------------------             -------------------------
                                                          2000              2001               2000               2001
                                                        ------             ------             ------             ------
Revenues                                                 100.0%             100.0%             100.0%             100.0%
Cost of sales                                             73.4               59.2               73.0               63.7
                                                        ------             ------             ------             ------
Gross margins                                             26.6               40.8               27.0               36.3

Operating expenses:
Research and development                                  41.0               53.7               45.9               52.5
Sales and marketing                                      156.6               80.8              209.0              101.3
General and administrative                                44.0               60.6               51.4               54.7
Amortization of deferred compensation                      9.0               (0.7)              15.2               (7.4)
Corporate restructuring costs                                -                4.3                  -                7.0
                                                        ------             ------             ------             ------
Total operating expenses                                 250.6              198.8              321.5              208.1

Loss from operations                                    (224.0)            (158.0)            (294.5)            (171.9)
Other income, net                                         14.2               13.6               12.1               14.1
                                                        ------             ------             ------             ------
Net loss                                               (209.8)%           (144.4)%           (282.4)%           (157.7)%

     The following table sets forth percentage of revenues by channel for the periods indicated.

Percentage of Revenues by Channel:                                 Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                   ------------------           ------------------
                                                                     2000      2001              2000       2001
                                                                   -------    -------           -------    -------
Corporate e-print and specialized print services                     40%        47%               32%        45%
iPrint.com website                                                   43         35                49         36
Marketing relationship and co-labeled websites                       13         11                15         12
Private labeled websites                                              4          7                 4          7
                                                                   -------    -------           -------    -------
 Total                                                              100%       100%              100%       100%

Revenues

     We derive our revenues from the sales of various e-printing services and printed products. Revenues were $2.5 million and $4.5 million for the three months ending June 30, 2001 and 2000, representing a decrease of $2.0 million, or 45.8%, in 2001 over the comparable period in 2000. Revenues for the six months ended June 30, 2001 were $5.6 million compared to $7.6 million for the same period in 2000, representing a decrease of $2.0 million, or 25.5%. The decrease in revenues was primarily due to decreased customer activity on our iPrint.com, co-labeled and private-labeled websites, a result of decreased marketing investment, and a lower number of specialized print service orders, as the company continued to focus an higher margin sales.

Cost of Sales

     Cost of sales decreased to $1.5 million and $3.6 million for the three and six months ending June 30, 2001 from $3.3 million and $5.5 million for the same periods in 2000. The decrease was primarily due to decreased orders placed by customers through all our distribution channels. Gross margins were 40.8% for the three months ended June 30, 2001, as compared to 26.6% for the same period in 2000, representing an improvement of 14.2%. For the six months ended June 30, 2001 and 2000, gross margins were 36.3% and 27.0%, representing a increase of 9.3%. The increase in gross margins for both periods consists primarily of improved gross margins across all of our products.

Research and Development

     Research and development expenses were $1.3 million for the three months ended June 30, 2001, as compared to $1.9 million for the same period in 2000, representing a decrease of $0.6 million or 29.0%. For the six months ended June 30, 2001 and 2000, research and development expenses were $3.0 million and $3.5 million, representing a decrease of $0.5 million or 14.8%. The decreases in research and development expenses for the comparable three and six month periods in 2001 were primarily attributable to decreases in the number of research and development personnel and in consultant and outside contractor costs. Although we believe that continued investment in research and development is critical to attaining out strategic objectives, we plan to leverage our existing technology into the e-procurement market and, as a result, maintain research and development expenses for the remainder of 2001.

Sales and Marketing

     Sales and marketing expenses were $2.0 million and $7.1 million for the three months ended June 30, 2001 and 2000, representing a decrease of $5.1 million, or 72.0%. During the six months ending June 30, 2001, sales and marketing expenses were $5.7 million, representing a decrease of 63.9% over sales and marketing expenses of $15.9 million for the same period in 2000. The decreases in sales and marketing expenses for the three months ended June 30, 2001 as compared to the same period in 2000 was primarily the result of a $3.2 million decrease in advertising and promotional spending and $566,000 decrease for promotional products given away for free. The decreases in sales and marketing expenses for the six month period ended June 30, 2001 as compared to the same period in 2000 was primarily the result of a $7.9 million decrease in advertising and promotional spending and $1.1 million decrease for promotional products given away for free. Also contributing to this decrease was headcount reductions in our direct marketing, business development and customer support staffs as well as a decrease in overhead support charges. We expect to maintain our sales and marketing expenses for the remainder of 2001.

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2001 decreased to $1.5 million, or 25%, from $2.0 million for the same period in 2000. During the six months ended June 30, 2001, general and administrative expenses were $3.1 million, representing a decrease of 20.7% over general and administrative expenses of $3.9 million for the same period in 2000. The decreases in general and administrative expenses for the comparable three and six month periods were primarily attributable to a decrease in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel and a decrease in fees paid to outside professional service providers. We expect to maintain our general and administrative expenses for the remainder of 2001.

Amortization of Stock-based Compensation

     Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees to the extent that options cancelled were unvested at the date of termination. Due to the decrease in personnel during the three and six months ended June 30, 2001, cancellations of unvested stock options outstanding have contributed to a reduction of $339,000 and $1.1 million of deferred compensation, respectively. As of June 30, 2001, we had a remaining balance of $890,000 of deferred compensation to be amortized.

Other Income, net

     Other income, net decreased to $335,000 and $798,000 for the three and six months ending June 30, 2001 from $648,000 and $920,000 for the same periods in 2000. The decreases were primarily due to a decrease in interest income earned from lower average cash balances as a result of a decrease in cash and cash equivalents and short-term investments consumed by our normal operating requirements. Unless we generate additional cash, future interest income is likely to continue to decrease.

Net Loss

     Net loss decreased to $3.6 million and $8.9 million for the three and six months ending June 30, 2001 from $9.5 million and $21.4 million for the same periods in 2000. The $5.9 million and $12.5 million decrease in net loss was the result of decreased spending in sales and marketing, general and administrative, research and development and offset by a net recovery of prior period amortization of deferred compensation.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $18.2 million as of June 30, 2001, down $9.4 million compared to $27.5 million as of December 31, 2000.

     On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full.

     Net cash used in operations for the six months ending June 30, 2001 was $8.9 million compared with $20.0 million for the same period in 2000. The decrease is primarily the result of lower net losses of $8.9 million, adjusted for depreciation and amortization charges offset by cash outflows related to the merger transaction with Wood Alliance, Inc.

     Net cash provided in investing activities was $348,000 for the six month period ended June 30, 2001 compared with cash used of $20.9 million for the same period in 2000. The cash provided in investing activities was related to the sale and maturities of short-term investment purchases of $15.2 million offset by the purchase of short-term investments of $14.5 million and purchase of equipment of $341,000.

     Net cash used by financing activities was $117,000 for the six month period ended June 30, 2001, compared to net cash provided of $47.5 million for the same period in 2000. Cash used by financing activities was primarily due to the payment of approximately $190,000 as a result of the termination of the line of credit agreement offset by the exercise of stock options.

     We have developed an operating plan that we believe will achieve profitability in three quarters. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements. In the event that this timeline is extended, we still believe we have sufficient cash to fund our operations for the next 12 months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

     As part of our business strategy, we assess opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions. On June 23, 2001, we entered into a definitive agreement to enter into a merger transaction with Wood Alliance, Inc. ("Wood") in a stock-for-stock transaction. Under the terms of the definitive merger agreement, each outstanding share of common stock of Wood will automatically be converted into the right to receive 0.86 shares of our common stock, and we will assume each outstanding option to purchase shares of Wood common stock. The company anticipates this merger transaction will be completed by the end of 2001. Costs associated with this merger transaction were $1.1 million as of June 30, 2001, and were included in other assets. As of June 30, 2001, $875,000 remains unpaid. We estimate the total costs related to this transaction will be $2.0 million. The costs include legal, accounting and investment banking fees. On July 2, 2001, we provided a secured loan to Wood for $200,000. The loan bears interest at 6% and is due and payable on July 1, 2002. We may provide additional financing for working capital use up to the date of the closure of this transaction.

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

  . the consummation and integration of our pending merger transaction with Wood Alliance, Inc.;

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

We are an Early Stage Company. Our Limited Operating History Makes it Difficult to Evaluate Our Future Prospects.

  iPrint was founded in August 1996, and to date we have generated limited revenues. Our limited operating history makes an evaluation of our future prospects difficult. We began Internet-enabled printing services for the short-run, mass market sector in January 1997, and earlier this year announced our plans to enter the corporate e-procurement market; and therefore we have only a limited operating history with our technology, process, logistics and customers. As a result, you should not consider our past revenue trend as an indication of our future rate of revenue growth. We will encounter risks and difficulties that early-stage companies frequently encounter in new and rapidly evolving and competitive markets. These risks include:

  . obtaining a substantial number of new corporate and business customers; . converting a large portion of our customers into repeat business;

  .  successfully developing corporate e-procurement business;
  . expanding the number of certified commercial print vendors and improving our technological and logistical connections to these vendors; and
  . successfully scaling the size and cost of our operations to be commensurate with our revenue.

  If we do not successfully address these risks, our business will be seriously harmed.

We Have Not Been Profitable. We Have an Accumulated Deficit of $60.8 Million as of June 30, 2001 and May Not Ever be Able to Achieve Profitability.

  Our failure to significantly increase our revenues will seriously harm our business and operating results. We incurred net losses of $700,000 in 1997, $2.3 million in 1998, $13.4 million in 1999, $36.0 million in 2000 and $8.9 million in the six months ending June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $60.8 million. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. Although our gross margins have grown in recent quarters, we may not be able to sustain these growth rates. To date, shipping and handling fees and barter transactions have accounted for a portion of our revenues. We may not have any revenue growth, our revenues could decline, and we expect to incur losses for the foreseeable future.

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

Declines in Revenues Generated from Our iPrint.com, Affiliate, Co-Labeled and Private-Labeled Websites Would Adversely Affect Our Operating Results.

  The printing services we offer on our iPrint.com, affiliate, co-labeled and private-labeled websites accounted for over half of our revenue in 2000 and for the first six months in 2001. The services we offer on these websites must continue to generate substantial revenues while we build and develop our corporate purchasing initiatives. Consequently, a decline in the price of, or demand for, the printing services we offer on these websites would seriously harm our business.

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

  We depend on outside commercial print vendors to print and fulfill our customers' orders. Any failure on the part of these vendors to fulfill our orders in a timely and cost-effective manner could seriously harm our business. To date, we have certified approximately 20 commercial print vendors to fulfill our orders for our website businesses. We do not have long-term contracts with any of them. If one or more of our commercial print vendors failed to satisfactorily fulfill our customers' orders, or if the customer orders we receive significantly increased and our vendors did not have the capacity to fulfill those orders, we would be required to find and qualify additional commercial print vendors. In that event, because it typically takes us between four and eight weeks to certify and integrate a commercial print vendor into one of our website businesses, we may be delayed in fulfilling our customers' orders, which may cause us to lose customers and hurt our business. In addition, for several products, for example, full color business cards, we have only one commercial print vendor. If that vendor were to stop printing these products and we were unable to certify a new vendor in a timely manner, we would be unable to fulfill orders and our business would be adversely affected. Furthermore, if our commercial print vendors increase the prices they charge us, our selling prices or our margins will be adversely affected, which may make us less competitive and harm our website businesses, and to a lesser extent, our specialized print services business.

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

Our Websites and the Services We Offer May Not Function if We are Unable to Obtain and Maintain Licenses to Third-Party Software, Applications and Environments.

  We rely on technology that we license from, or use in conjunction with, third parties, including software that is integrated with internally developed software and used in our websites to perform key functions. For example, we license server technology from Netscape Communications. We also work within e-procurement environments like Oracle's/(R)/ iProcurement. The functionality of our websites depends upon our ability to integrate the third-party software into our technology. We may license additional software from third parties in the future to add functionality to our services. If our efforts to integrate this third-party software into our websites are not successful, functionality and response times may be limited, customers may not use our services and our business may be seriously harmed.

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

Our e-Print Center, Private-Labeled and Co-Labeled Websites and Business are Subject to Significant Risks Which May Cause These Websites to Fail.

  The terms of some of our e-Print Center, private-labeled and co-labeled relationships have been heavily negotiated and are likely to vary significantly in the future. Our future revenue growth from these websites depends on the success of these efforts which are subject to a number of significant risks. These risks include the need to:

  .  optimize the manageability of our websites;
  . enhance the features and offerings of our websites to achieve widespread commercial acceptance of our services;
  . increase our internal resources to support planned growth of these websites; and
  . rely on our partners to promote our services through online and offline means.

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

Prospective Investors Should Not Rely on Recent Press Articles About Us and Our Business.

  iPrint and our related websites have appeared in the press recently. Some of these articles contained information provided by or attributed to our management that is either not contained in this report or is inconsistent with the information contained in this report. In making an investment decision, prospective investors should only rely on information that is contained in this report.

If We Are Unable to Retain Our Current Key Personnel and Attract Additional Key Personnel, Particularly in Research and Development and Process Control, Our Business May be Harmed.

  Our future performance depends on the continued service of our senior management, research and development, process control, customer support and sales and marketing personnel, in particular Royal P. Farros, our president and chief executive officer. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for qualified personnel in these areas is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Many of our existing management personnel have been employed at iPrint for less than a year, including our chief financial officer. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

If the Protection of Our Intellectual Property is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

  We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, contractual provisions, trade secrets, and patent, copyright and trademark laws. When we enter into relationships with strategic parties, we enter into license agreements which impose restrictions on each party's obligations rather than sell our iPrint.com website. In addition, we seek to avoid disclosure of our trade secrets through a number of means, which may include requiring persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the language in which our software is written. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our proprietary rights with respect to our websites may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

The Market Price of Our Common Stock Has Been and May Continue to be Volatile, Which Could Result In Substantial Losses for Individual Security Holders.

  The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

  .  actual or anticipated variations in our quarterly operating results;
  . announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;
  .  changes in financial estimates by securities analysts;
  .  conditions or trends in the Internet and/or online commerce industries;
  . changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;
  . volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;
  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
  .  additions or departures of key personnel;
  . transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;
  . pending and potential litigation; and . changes in our Nasdaq listing status.

  From March 7, 2000, the first day of public trading of our common stock, through July 31, 2001, the closing prices for our common stock fluctuated between $24.00 and $0.297. On July 31, 2001, the closing price of our common stock was $0.44. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation in which we are currently involved, we are sued in any additional securities class action suits, it could result in further, significant costs and diversion of our management's attention and resources, and would cause the prices of our securities to fall.

Our Securities May Be Delisted From The Nasdaq Stock Market Either Due to a Deficient Minimum Bid Price or as a Result of Our Pending Merger Transaction with Wood Alliance.

  The Nasdaq Stock Market, Inc. has notified us that it will delist our common stock from The Nasdaq National Market for failure to maintain at least a $1.00 per share bid price, subject to the outcome of our hearing brought before the Nasdaq Listing Qualifications Panel held on July 26, 2001. There can be no assurance that the Listing Qualifications Panel will allow our shares to remain listed on The Nasdaq National Market. In particular, the Listing Qualifications Panel may decide that we have not presented a plan to regain compliance with the $1.00 per share minimum bid requirement. Additionally, if Nasdaq determines that our pending merger transaction with Wood would result in a "reverse merger," we would have to meet the more stringent criteria for initial listing, as compared to the continued listing criteria we currently must meet, in order for our shares to remain listed on The Nasdaq National Market. If our shares are delisted for failure to maintain the minimum bid price or as a result of a "reverse merger," the market price and market liquidity of our common stock could be materially adversely affected. Should our common stock be delisted from The Nasdaq National Market, our common stock would trade on the non-Nasdaq over-the-counter market. In such event, our common stock would trade on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, you likely would find it more difficult to trade in or obtain accurate quotations as to the market price of our common stock. In such event we may apply to have our stock listed on an alternative exchange, but it is uncertain whether our stock would qualify for any such listing.

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

We are Subject to Pending Legal Proceedings.

  Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and several underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 7, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. The Company anticipates that the actions described above, and any additional related complaints that may be filed will be consolidated into a single action. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend against them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been and will likely continue to have an adverse impact on our Company. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

  In addition to the litigation described above, from time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.

We Continue to be Controlled by Our Executive Officers, Directors and Major Stockholders Whose Interests May Conflict With Yours.

  As of June 30, 2001, our executive officers, directors and affiliated stockholders beneficially own approximately 66% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control, Which Could Reduce the Market Price of Our Common Stock.

  Provisions in our certificate of incorporation and bylaws, including those adopted at our 2001 annual meeting, may have the effect of delaying or preventing a change of control or changes in our management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

RISKS RELATED TO OUR PENDING MERGER TRANSACTION WITH WOOD ALLIANCE, INC.

  The following are certain risk factors related to our pending merger transaction with Wood Alliance, Inc. ("Wood"). We will be filing with the SEC our proxy statement/prospectus regarding this pending merger transaction with Wood which will contain other risk factors related to the merger transaction in addition to other important information. You may obtain a free copy of the proxy statement/prospectus, when available, at the SEC's website at www.sec.gov or by contacting us directly.

Our Business Could be Adversely Affected as a Result of Our Pending Merger Transaction with Wood Alliance.

  On June 23, 2001, we signed a definitive agreement to enter into a merger transaction with Wood Alliance, Inc. We anticipate that our merger transaction with Wood will close in the quarter ending December 31, 2001. We may encounter risks to our business during our integration of Wood, including:

  . difficulties in assimilation of Wood's personnel, operations, technologies or products;

  .  unanticipated costs associated with the merger transaction;

  .  diversion of management's attention from other business concerns;

  . adverse effects on our existing business relationships with our customers and vendors or the customers and vendors of Wood;

  . inability to attract and retain key management, sales, marketing and technical personnel as a result of uncertainties about the merger transaction and potential redundant skills and functions within the two companies;

  . inability to retain employees of iPrint and Wood following the consummation of the merger transaction; and

  . potential delisting from The Nasdaq National Market as the result of a "reverse merger" determination.

  The consideration we will use for the Wood merger transaction consists of shares of our common stock, and as a result, our equity will be significantly diluted. In addition, in connection with the merger transaction, we may be required to record significant amounts of goodwill and other intangible assets.

  Future operating income or loss may be negatively affected by potential amortization and impairment of such assets.

If We Fail to Complete Our Pending Merger Transaction with Wood Alliance, Our Stock Price May Decline and Our Business and Operating Results May Suffer.

  The definitive agreement we entered into with Wood contains conditions which we and/or Wood must meet in order to consummate the merger transaction. In addition, the agreement may be terminated by either Wood or us under specified circumstances. If the merger transaction is not completed for any reason, we may be subject to a number of risks that could seriously harm our business and adversely affect the price of our common stock, including the following:

  . the market price of our common stock may decline to the extent that the relevant market price reflects a market assumption that the merger transaction will be completed;

  . many costs related to the merger transaction, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger transaction is completed; and

  . there may be substantial disruption to our business and distraction of our workforce and management team

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

  All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2001.

Part II.  Other Information

Item 1.  Legal Proceedings


  Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 7, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. The Company anticipates that the actions described above, and any additional related complaints that may be filed will be consolidated into a single action. The Company believes that we have meritorious defenses against these actions and intend to vigorously defend them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operation.


Item 2.  Changes in Securities and Use of Proceeds

  None.

Item 3.  Defaults on Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual meeting of stockholders in San Mateo, California on May 23, 2001. The matters voted upon and the voting of the Company's stockholders are as follows:

       1.    The election of directors:

                                          For               Withhold
                                          ---               --------
Royal P. Farros                        27,562,678            39,129
Mark Dubovoy                           27,562,678            39,129

  After the meeting, Deepak Kamra, Guy T. Kawasaki, James P. McCormick and J.A. Heidi Roizen continued their terms in office as directors.

         2. Approval of certain anti-takeover measures under the Company's Certificate of Incorporation and By-Laws as follows:

               A. Approve removal of a member of the Board of Directors only for cause and by two-thirds vote of stockholders.

                    For                                     22,015,635
                    Against                                  1,298,477
                    Abstain                                     47,022
                    Broker Non-Votes                         4,240,673

               B. Approve certain limitations on the ability to call special meetings.

                    For                                     22,051,941
                    Against                                  1,235,500
                    Abstain                                     73,693
                    Broker Non-Votes                         4,240,673

         3. Approval to change the name of the Company from "iPrint.com, inc." to "iPrint Technologies, inc."

                    For                                     27,592,130
                    Against                                      5,626
                    Abstain                                      4,501
                    Broker Non-Votes                                 0

         4. Approve and ratify the appointment of Arthur Andersen LLP as independent public auditors for the Company for the fiscal year ending December 31, 2001.

                    For                                     27,572,176
                    Against                                     21,096
                    Abstain                                      8,535
                    Broker Non-Votes                                 0

Item 5.  Other Information

  In June 2001, Kieran S. Chung, our former Chief Information Officer, resigned as an employee and officer of iPrint.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.


Exhibit
Number       Exhibit Title
-----------  -------------------------------------------------------------------
    2.1(1)   Agreement and Plan of Reorganization, dated as of June 23, 2001, among iPrint Technologies, inc.., Metal Combination Corp., Wood
             Alliance, Inc., and, with respect to Article VIII and Article X only, James Childers

    3.1(1)   Form of Third Amended and Restated Certificate of Incorporation

    4.1(1) Form of Voting Agreement entered into by and among Wood Alliance, Inc. and certain directors, officers, and affiliates of iPrint
             Technologies, inc.

    4.2(1)   Form of Voting Agreement entered into by and among iPrint
             Technologies, inc. and certain directors, officers, and affiliates of Wood Alliance, Inc.

    4.3(1)   Third Amended and Restated Rights Agreement

  10.16(1)   Employment and Proprietary Rights Assignment Agreement, dated June
             23, 2001, entered into by iPrint Technologies, inc. and Royal P.
             Farros

  10.17(1)   Employment and Proprietary Rights Assignment Agreement, dated June
             23, 2001, entered into by iPrint Technologies, inc. and Monte Wood

  10.18(1)   Employment and Proprietary Rights Assignment Agreement, dated June
             23, 2001, entered into by iPrint Technologies, inc. and David L.
             Hodson

  10.19(1)   Form of Lock-Up Agreement

  10.20(1) Form of Agreement of Merger to be entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

  10.21(1) Form of Affiliate Agreement entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

  10.22(1) Form of Escrow Agreement to be entered into prior to he consummation of the transactions contemplated by the Agreement and Plan of Reorganization

   (1) Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.'s current report on Form 8-K filed on July 2, 2001.

(b)   Reports on Form 8-K.

   1. A current report on Form 8-K was filed with the Securities and Exchange Commission by iPrint.com, inc. on May 30, 2001 regarding the Company's change of name to iPrint Technologies, inc.

   2. A current report on Form 8-K was filed with the Securities and Exchange Commission by iPrint Technologies, inc. on July 2, 2001 regarding the Company's pending merger transaction with Wood Alliance, Inc.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       iPrint Technologies, inc.



                             By: /s/        ROYAL P. FARROS
                                 --------------------------------------
                                            Royal P. Farros
                                 President, Chief Executive Officer and
                                   Chairman of the Board of Directors



                             By: /s/        ROBYN R. CERUTTI
                                 -------------------------------------
                                            Robyn R. Cerutti
                                        Chief Financial Officer




Date:  August 9, 2001