Form 10-Q
period 2001-09-30
IPRINT TECHNOLOGIES INC
filed 2001-11-14
CIK 1099795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                               1475 Veterans Blvd.
                             Redwood City, CA 94063
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 298-8500

                          Former name: iPrint.com, inc.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No __
                                                                 ---

     As of October 31, 2001, 30,240,979 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                            iPrint Technologies, inc.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Condensed Financial Statements

                      Condensed Balance Sheets at December 31, 2000 and at September 30, 2001 ...............    3

                      Condensed Statements of Operations for the three months and nine months ended
                      September 30, 2000 and 2001 ...........................................................    4

                      Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and
                      2001 ..................................................................................    5

                      Notes to Condensed Financial Statements ...............................................    6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .................................................................   11

             Item 3.  Quantitative and Qualitative Disclosures About Market Risks ...........................   31

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings .....................................................................   32

             Item 2.  Changes in Securities and Use of Proceeds .............................................   32

             Item 3.  Defaults Upon Senior Securities .......................................................   32

             Item 4.  Submission of Matters to Vote of Security Holders .....................................   32

             Item 5.  Other Information .....................................................................   32

             Item 6.  Exhibits and Reports on Form 8-K ......................................................   33

                         Exhibits ...........................................................................   33

                         Reports on Form 8-K ................................................................   34

SIGNATURE ...................................................................................................   35

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

                            iPrint Technologies, inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                 December 31,       September 30,
                                                                                     2000               2001
                                                                                -------------       -----------
                                                                                 (Audited)          (Unaudited)
                                              Assets
Current assets:
     Cash and cash equivalents                                                  $    19,283          $    7,090
     Short-term investments                                                           7,888               4,602
     Restricted cash                                                                    356                 356
     Accounts and other receivables, net                                              1,874               2,156
     Prepaid expenses and other current assets                                          412                 515
                                                                                -----------          ----------
         Total current assets                                                        29,813              14,719

Property and equipment, net                                                           4,070               2,657
Deposits and other assets                                                               205               2,761
                                                                                -----------          ----------

                                                                                $    34,088          $   20,137
                                                                                ===========          ==========

                               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $     2,509          $    1,934
     Accrued and other current liabilities                                            2,546               2,920
     Current portion of bank borrowings and capital lease                               196                   6
                                                                                -----------          ----------
         Total current liabilities                                                    5,251               4,860

Non-current portion of loan and lease                                                    12                   8

Stockholders' equity:
     Common stock and additional paid-in capital                                     83,292              81,710
     Notes receivable from stockholder                                                 (655)               (317)
     Deferred compensation, net                                                      (1,950)               (739)
     Accumulated deficit                                                            (51,862)            (65,402)
     Accumulated other comprehensive income                                               -                  17
                                                                                -----------          ----------
Total stockholders' equity                                                           28,825              15,269
                                                                                -----------          ----------

                                                                                $    34,088          $   20,137
                                                                                ===========          ==========


                  See notes to condensed financial statements.

                            iPrint Technologies, inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,               September 30,
                                                                                   ---------------------      --------------------
                                                                                      2000         2001         2000         2001
                                                                                   ---------------------      --------------------
Revenues:
   Printed products                                                                $  4,728      $ 1,582     $ 11,905     $  6,992
   Other                                                                                227           42          631          281
                                                                                   --------      -------     --------     --------
Total revenues                                                                        4,955        1,624       12,536        7,273
                                                                                   --------      -------     --------     --------

Cost of sales:
   Printed products                                                                   3,437        1,026        8,936        4,623
   Other                                                                                  5            -           37            -
                                                                                   --------      -------     --------     --------
Total cost of sales                                                                   3,442        1,026        8,973        4,623
                                                                                   --------      -------     --------     --------
Operating expenses:
   Research and development (net of stock-based compensation expense of $105 and
   $61 for the three months ended September 30, 2000 and 2001, and $341 and $(27) for the nine months ended September 30,
   2000 and 2001)                                                                     1,418        1,156        4,895        4,120

   Sales and marketing (net of stock-based compensation expense of $180 and $105 for the three months ended September 30, 2000 and 2001, and $585 and $(45) for the nine months ended September 30,
   2000 and 2001)                                                                     5,979        1,648       21,829        7,453

   General and administrative  (net of stock-based
   compensation expense of $215 and $125 for the three
   months ended September 30, 2000 and 2001, and $723
   and $(54) for the nine months ended September 30,
   2000 and 2001)                                                                     1,697        1,322        5,596        4,332

   Amortization of deferred compensation, net of
   forfeitures                                                                          500          291        1,649         (126)

   Corporate restructuring costs                                                          -          985            -        1,379
                                                                                   --------      -------     --------     --------
Total operating cost and expenses                                                     9,594        5,402       33,969       17,158
                                                                                   --------      -------     --------     --------

Other income, net                                                                       719          170        1,639          968
                                                                                   --------      -------     --------     --------
Net loss                                                                           $ (7,362)     $(4,634)    $(28,767)    $(13,540)
                                                                                   ========      =======     ========     ========

Basic and diluted net loss per share                                               $  (0.25)     $ (0.15)    $  (1.17)    $  (0.45)
                                                                                   ========      =======     ========     ========
Shares used to calculate basic and diluted net loss
  per  share                                                                         30,034       30,235       24,606       30,180
                                                                                   ========      =======     ========     ========

                  See notes to condensed financial statements.

                            iPrint Technologies, inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                       2000            2001
                                                                                  ------------     ------------
Cash flows from operating activities
Net loss                                                                          $   (28,767)     $    (13,540)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                      1,504             1,550
     Disposal of fixed assets                                                               -               267
     Amortization of deferred compensation                                              1,649              (126)
     Changes in assets and liabilities:
         Accounts receivable                                                           (2,573)            1,118
         Prepaid expenses and other current assets                                     (1,056)             (103)
         Deposits and other assets                                                       (300)                0
         Accounts payable                                                               1,578              (575)
         Accrued liabilities                                                            1,399               374
                                                                                  -----------      ------------

Net cash used in operating activities                                                 (26,566)          (11,035)
                                                                                  -----------      ------------

Cash flows from investing activities
Cash paid for acquisition of Wood Alliance, Inc.                                            -            (1,708)
Loans made to Officers                                                                      -              (881)
Loans made to Wood Alliance, Inc.                                                           -            (1,400)
Purchases of short-term investments                                                   (11,916)          (20,734)
Sales and maturities of short-term investments                                              -            24,037
Capital expenditures                                                                   (3,589)             (372)
                                                                                  -----------      ------------

Net cash used in by investing activities                                              (15,505)           (1,058)
                                                                                  -----------      ------------

Cash flows from financing activities
Payments on bank loans and lease                                                           (5)             (194)
Proceeds from issuance of preferred and common stock, net of issuance costs            47,200                94
                                                                                  -----------      ------------

Net cash (used in) provided by financing activities                                    47,195              (100)
                                                                                  -----------      ------------

Net change in cash and cash equivalents                                                 5,124           (12,193)
Cash and cash equivalents at beginning of period                                       15,080            19,283
                                                                                  -----------      ------------

Cash and cash equivalents at end of period                                        $    20,204      $      7,090
                                                                                  ===========      ============
Supplementary information:
Interest paid                                                                     $        14      $          -

Financing activity:
Issuance of common stock for promissory note                                      $         -      $        113
Repurchase of common stock and cancellation of promissory note                    $         -      $       (451)
Deferred compensation related to stock options                                    $     1,086      $     (1,338)
Conversion of redeemable preferred stock into common stock                        $    30,793      $          -
Valuation of common stock warrants                                                $       728      $          -

                  See notes to condensed financial statements.

                            iPrint Technologies, inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.      Basis of Presentation

     The accompanying unaudited condensed financial statements of iPrint Technologies, inc. ("iPrint" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain prior year information has been reclassified to the current year's presentation.

2.      Net Loss per Share

     Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of redeemable convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 2,287,475 shares and 3,121,120 shares for the three and nine months ended September 30, 2000 and 2001, respectively.

     The following table presents the calculation of basic and diluted net loss per common share:

                                                                Three months ended              Nine months ended
                                                                  September 30,                   September 30,
(In thousands except per share amounts)                   -------------------------------   -----------------------------
                                                               2000            2001            2000            2001
                                                          --------------- ---------------   ------------- ---------------
Numerator:
Net loss
                                                          $    (7,362)    $     (4,634)     $   (28,767)    $   (13,540)
Denominator:

Denominator for basic and diluted earnings per share
- weighted average shares
                                                               30,034           30,235           24,606          30,180
Basic and diluted net loss per share
                                                          $     (0.25)    $      (0.15)     $     (1.17)    $     (0.45)



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

     The components of comprehensive loss for the three and nine month periods ended September 30, 2000 and 2001 are as follows:

                                                        Three months ended                   Nine months ended
                                                            September 30,                       September 30,
                                                   --------------------------------       ----------------------------
(In thousands)                                        2000                 2001                2000           2001
                                                   ------------       -------------       -------------   ------------
Net loss                                               $ (7,362)      $      (4,634)      $     (28,767)  $    (13,540)
Unrealized gain (loss) on short-term
    investments                                              (9)                 11                  (9)             17
                                                   ------------       -------------       -------------   ------------

Comprehensive loss                                     $ (7,371)      $      (4,623)      $     (28,776)  $    (13,523)
                                                   ============       =============       =============   ============

     Comprehensive loss at December 31, 2000 equaled net loss. Accumulated other comprehensive income (loss) as of September 30, 2001 consisted of an unrealized gain on short-term investments of $17,000.

4.       Deferred Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 2001, the Company recorded deferred stock-based compensation of $3.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, less cancellations. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. In accordance with Accounting Principles Board Opinion No. 25, certain previously expensed amounts have been reversed during the quarter due to cancellations of unvested options. The amortization amount of deferred compensation for the current quarter was $291,000. For the nine months ended September 30, 2001, the amortization amount of deferred compensation expense in prior periods exceeds the current year expense amount, therefore $749,000 of prior years' expense has been reversed for the nine months ended September 30, 2001 offset by $623,000 of current year expense, for a net of $126,000.

5.      Corporate Restructuring Costs

     During the first quarter of 2001, the Company announced and began a corporate restructuring plan to reduce costs and move towards achieving profitability. The Company's restructuring actions consisted primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposing of certain fixed assets. The workforce was reduced by an additional 20 employees, during the second quarter of 2001.

     The Company performed an additional corporate restructuring plan, during the third quarter of 2001, which included vacating an operating facility and the disposition of leasehold associated with the facility, and reducing its workforce by an additional 10 employees.

     The restructuring costs consist of the following amounts (in thousands):

                                                                     Three months ended        Nine months ended
                                                                     September 30, 2001       September 30, 2001
          Components
         ---------------------------------------------------------------------------------------------------------
          Workforce reduction                                             $  56                    $   166
          Consolidation of excess facilities and other charges              875                        946
          Disposition of fixed assets                                        54                        267
                                                                          -----                    -------
                                                                          $ 985                    $ 1,379
                                                                          =====                    =======

The restructuring reserve consists of the following amounts (in thousands):

                                                                                                Restructure
                                                       Total       Non Cash        Cash       Liability as of
          Components                                  Charge       Charges       Payments    September 30, 2001
          -------------------------------------------------------------------------------------------------------
          Workforce reduction                        $   166     $      -         $   142          $   24
          Consolidation of excess facilities
            and other charges                            946                          120             826
          Disposition of fixed assets                    267          267               -               -
                                                     -------     --------         -------          ------
                                                     $ 1,379     $    267         $   262          $  850
                                                     =======     ========         =======          ======

     The Company expects the remaining accrued balance of $905,000 as of September 30, 2001 to result in cash expenditures over the next year.

6.       Barter Transactions

     For the three and nine month periods ended September 30, 2001, the Company had advertising barter transactions whereby its advertisements were placed on co-labeled third parties' websites in exchange for certain of its products offered to customers of co-labeled third parties. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by an equal amount of cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three and nine month periods ended September 30, 2001 amounted to $7,000 and $141,000 compared to $125,000 and $466,000 for the same periods in 2000.

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

     The Company sells a variety of e-printing services and printed products to business and end users. The products and services are available to its customers through the following: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. No customers accounted for 10% or greater of the revenue during the three months ended September 30, 2001. One customer accounted 12% of total revenue for the nine month period ended September 30, 2001. The same customer accounted for 14% of outstanding accounts receivable balance as of September 30, 2001. Additionally, three other customers represented 19%, 15%, and 14% of the outstanding accounts receivable balance as of September 30, 2001. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the Company's sales.

     The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

8.       Stockholder Receivable and Loans Receivable

     In January 2001, the Company granted an immediately exercisable option to purchase 150,000 shares of common stock at an exercise price of $0.75 to an officer. The Company also issued the same officer a promissory note in an aggregate principal amount of $112,500 in connection with the exercise of stock options. The note bears interest at 5.90% per annum and is due in January 2005. The Company has the right to repurchase these shares at cost upon termination of the officer's employment. This right expires over four years.

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

     The Company provided Wood Alliance, Inc. ("Wood") $1.4 million in secured loans on various dates during the quarter. The loans bear interest rates of 6% and 10% for $200,000 and $1.2 million, respectively. The loans are due and payable, one year from date of the loans, provided that iPrint has the right to demand repayment at anytime upon five business days' written notice. The loans are secured by substantially all the assets of Wood and are subordinate to Wood's existing bank line of credit.


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

     The Company has no goodwill as of September 30, 2001 and therefore there will be no impact on the financial position and results of operations as a result of adopting SFAS 141 and SFAS 142. The Company has adopted the provisions of SFAS 141 at the time of the merger transaction with Wood Alliance, Inc., and will adopt the provisions of SFAS 142 on January 1, 2002.

11.      Subsequent Events

     On October 25, 2001, the Company provided a secured loan to Wood Alliance, Inc. for $600,000. The loan bears interest at 10% and is due and payable on October 10, 2002 provided that iPrint has the right to demand repayment of the $600,000 loan at anytime upon five business days' written notice. The loan is secured by substantially all the assets of Wood and is subordinate to Wood's existing bank line of credit.

      On June 23 2001, the Company entered into an agreement and Plan of Reorganization with Wood Alliance, Inc. On November 1, 2001, the Company announced that it had completed its merger with Wood Alliance, Inc. Under the terms of the definitive merger agreement, each outstanding share of common stock of Wood was automatically converted into the right to receive 0.86 shares of our common stock, and the Company assumed each outstanding option to purchase shares of Wood common stock.

     Also on November 1, 2001, the Company entered into an agreement with a bank to provide a line of credit up to an amount equal to the lesser of $10 million or the borrowing base. The borrowing base is equal to 80% of eligible accounts receivable plus 50% of inventory, provided however that 50% of inventory shall not exceed $2 million. The loan bears interest at a floating rate per annum equal to the banks announced base interest rate plus 0.50% in the event that iPrint has negative quarterly EBIDA or LIBOR plus 275 basis points if quarterly EBIDA is greater than zero. The bank has senior security interest in accounts receivable and inventory and the proceeds thereof.

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

     For the three and nine months ended September 30, 2001, approximately 10.4% and 11.9% of our revenues were derived from shipping and handling fees compared to 14% and 16% of our revenues for the same periods in 2000. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions with participants in our co-labeled program in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $7,000 and $141,000, which represented approximately 0.4% and 2% of our revenues, from barter transactions for the three and nine months ending September 30, 2001. For the three and nine months ended September 30, 2000, we derived $125,000 and $466,000 from barter transactions, which represented approximately 3% and 4% of our revenues. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

        Percentage of Total Revenues:          Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            -------------------------   ------------------------
                                                2000         2001          2000         2001
                                            ----------   ------------   ---------   ------------
        Revenues                               100.0%       100.0%        100.0%       100.0%
        Cost of sales                           69.5         63.2          71.6         63.6
                                            --------     --------       -------     --------
        Gross margins                           30.5         36.8          28.4         36.4

        Operating expenses:
        Research and development                28.6         71.2          39.0         56.6
        Sales and marketing                    120.7        101.5         174.1        102.5
        General and administrative              34.2         81.4          44.6         59.6
        Amortization of deferred
        compensation                            10.1         17.9          13.2         (1.7)
        Corporate restructuring costs            -           60.6            -          18.9
                                            --------     --------       -------     --------
        Total operating expenses               193.6        332.6         270.9        235.9

        Loss from operations                  (163.1)      (295.8)       (242.5)      (199.5)
        Other income, net                       14.5         10.5          13.0         13.3
                                            --------     --------       -------     --------
        Net loss                              (148.6)%     (285.3)%      (229.5)%     (186.2)%

     The following table sets forth percentage of revenues by channel for the periods indicated.

           Percentage of Revenues by Channel:             Three Months Ended      Nine Months Ended
                                                               September            September 30,
                                                                   30,
                                                        ---------------------   ---------------------
                                                           2000       2001        2000        2001
                                                        ---------    --------   ----------  ---------
           Corporate e-print and specialized print
           services                                           55%        40%         41%         44%
           iPrint.com website                                 28         43          41          38
           Marketing relationship and co-labeled
           websites                                           14         10          15          11
           Private labeled websites                            3          7           3           7
                                                        --------     ---------------------  -------
              Total                                          100%       100%        100%        100%

Revenues

     We derive our revenues from the sales of various e-printing services and printed products. Revenues were $1.6 million and $5.0 million for the three months ending September 30, 2001 and 2000, representing a decrease of $3.3 million, or 67.2%, in 2001 over the comparable period in 2000. Revenues for the nine months ended September 30, 2001 were $7.2 million compared to $12.5 million for the same period in 2000, representing a decrease of $5.3 million, or 42.0%. The decrease in revenues was primarily due to decreased customer activity on our iPrint.com, co-labeled and private-labeled websites, a result of decreased marketing investment, and a lower number of specialized print service orders, as the company continued to focus an higher margin sales. As a result of the merger with Wood Alliance, Inc., we expect an increase in revenue for the remainder of 2001.

Cost of Sales

     Cost of sales decreased to $1.0 million and $4.6 million for the three and nine months ending September 30, 2001 from $3.4 million and $9.0 million for the same periods in 2000. The decrease was primarily due to decreased orders placed by customers through all our distribution channels. Gross margins were 36.8% for the three months ended September 30, 2001, as compared to 30.5% for the same period in 2000, representing an improvement of 6.3%. For the nine months ended September 30, 2001 and 2000, gross margins were 36.4% and 28.4%, representing an increase of 8.0%. The increase in gross margins for both periods consists primarily of improved gross margins across all products. As a result of the merger with Wood Alliance, Inc., we expect a decrease in gross margins for the remainder of the year from increased revenue in lower margin revenue from Wood Alliance, Inc.

Research and Development

     Research and development expenses were $1.1 million for the three months ended September 30, 2001, as compared to $1.4 million for the same period in 2000, representing a decrease of $0.3 million or 18.5%. For the nine months ended September 30, 2001 and 2000, research and development expenses were $4.1 million and $4.9 million, representing a decrease of $0.8 million or 15.8%. The decreases in research and development expenses for the comparable three and nine month periods in 2001 were primarily attributable to decreases in the number of research and development personnel and in consultant and outside contractor costs. Although we believe that continued investment in research and development is critical to attaining out strategic objectives, we plan to leverage our existing technology into the e-procurement market and, as a result, maintain research and development expenses for the remainder of 2001.

Sales and Marketing

     Sales and marketing expenses were $1.6 million and $6.0 million for the three months ended September 30, 2001 and 2000, representing a decrease of $4.3 million, or 72.0%. During the nine months ending September 30, 2001, sales and marketing expenses were $7.5 million, representing a decrease of 65.9% over sales and marketing expenses of $14.4 million for the same period in 2000. The decreases in sales and marketing expenses for the three months ended September 30, 2001 as compared to the same period in 2000 was primarily the result of a $2.9 million decrease in advertising and promotional spending and $353,000 decrease for promotional products given away for free. The decreases in sales and marketing expenses for the nine month period ended September 30, 2001 as compared to the same period in 2000 was primarily the result of a $10.5 million decrease in advertising and promotional spending and $1.5 million decrease for promotional products given away for free. Also contributing to this decrease were headcount reductions in our direct marketing, business development and customer support staffs as well as a decrease in overhead support charges. We expect to increase our sales and marketing expenses for the remainder of 2001, as a result of the merger with Wood Alliance, Inc., to support increased revenues from Wood Alliance, Inc.

General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2001 decreased to $1.3 million, or 22.1%, from $1.7 million for the same period in 2000. During the nine months ended September 30, 2001, general and administrative expenses were $4.3 million, representing a decrease of 22.6% over general and administrative expenses of $5.6 million for the same period in 2000. The decreases in general and administrative expenses for the comparable three and nine month periods were primarily attributable to a decrease in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel and a decrease in fees paid to outside professional service providers. As a result of our merger with Wood Alliance, Inc. We expect our general and administrative expenses to increase for the remainder of 2001 due to merger-related integration costs.

Amortization of Stock-based Compensation

     Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees to the extent that options cancelled were unvested at the date of termination. Due to the decrease in personnel during the nine months ended September 30, 2001, cancellations of unvested stock options outstanding have contributed to a reduction of $1.3 million of deferred compensation. As of September 30, 2001, we had a remaining balance of $739,000 of deferred compensation to be amortized.

Other Income, net

     Other income, net decreased to $170,000 and $968,000 for the three and nine months ending September 30, 2001 from $719,000 and $1.6 million for the same periods in 2000. The decreases were primarily due to a decrease in interest income earned from lower average cash balances as a result of a decrease in cash and cash equivalents and short-term investments consumed by our normal operating requirements. A decrease in interest rates during the quarter has also contributed to the decrease. As a result of the merger with Wood Alliance, Inc., we expect other income, net to decrease substantially due to the interest expense associated with the Wood bank line of credit.

Net Loss

     Net loss decreased to $4.6 million and $13.5 million for the three and nine months ending September 30, 2001 from $7.4 million and $28.8 million for the same periods in 2000. The $2.7 million and $15.2 million decrease in net loss was the result of decreased spending in sales and marketing, general and administrative, research and development and offset by a net recovery of prior period amortization of deferred compensation.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $12.0 million as of September 30, 2001, down $15.5 million compared to $27.5 million as of December 31, 2000.

     On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full.

     Net cash used in operations for the nine months ending September 30, 2001 was $11.0 million compared with $26.6 million for the same period in 2000. The decrease is primarily the result of lower net losses of $13.5 million, adjusted for depreciation and amortization charges.

     Net cash used in investing activities was $1.1 million for the nine month period ended September 30, 2001 compared with cash used of $15.5 million for the same period in 2000. The cash used in investing activities was related to the purchase of short-term investment of $20.7 million, cash outflows related to the merger with Wood Alliance, Inc., and loans made to officers and Wood Alliance, Inc. offset by the sale and maturities of short-term investments of $24.0 million and purchase of equipment of $372,000.

     Net cash used in financing activities was $100,000 for the nine month period ended September 30, 2001, compared to net cash provided of $47.5 million for the same period in 2000. Cash used in financing activities was primarily due to the payment of approximately $190,000 as a result of the termination of the line of credit agreement offset by the exercise of stock options.

     We have developed an operating plan that we believe will achieve profitability in two quarters. If we are able to achieve this accelerated timeline, we believe our existing cash, cash equivalents and short-term investments together with cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements. In the event that this timeline is extended, we still believe we have sufficient cash to fund our operations for the next 12 months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we may complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities and the cost of upgrading and maintaining our network infrastructure and other systems. We currently have no commitments for additional financing, and we may be unable to obtain additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing stockholders.

     As part of our business strategy, we assess opportunities to enter joint ventures; to acquire or sell businesses, products or technologies; and to engage in other like transactions. On June 23, 2001, we entered into a definitive agreement to enter into a merger transaction with Wood Alliance, Inc. ("Wood") in a stock-for-stock transaction. Under the terms of the definitive merger agreement, each outstanding share of common stock of Wood was automatically converted into the right to receive 0.86 shares of our common stock, and we assumed each outstanding option to purchase shares of Wood common stock. On November 1, 2001, the Company announced that it had completed its merger with Wood Alliance, Inc. Costs associated with this merger transaction were $1.7 million as of September 30, 2001, and were included in other assets. As of September 30, 2001, $361,000 remains unpaid. We estimate the total costs related to this transaction will be approximately $2.2 million. The costs include legal, accounting and investment banking fees. The Company provided Wood Alliance, Inc. $1.4 million in secured loans on various dates during the quarter. These loans are due and payable one year from the date of loans. The loans bear interest rates of 6% and 10% for $200,000 and $1.2 million, respectively. On October 25 2001, the Company provided Wood Alliance, Inc. a $600,000 secured loan. The loan bears interest rate of 10% and is due and payable on October 10, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     On October 31, 2001, iPrint completed its merger with Wood Alliance, Inc. As a result of the merger, Wood became a wholly-owned subsidiary of iPrint. The term "combined company" used in the following factors refers to iPrint and its wholly-owned subsidiary, Wood, as a single entity. Any of the following factors which refer specifically to iPrint or to Wood is applicable to the combined company and should be read as such.

iPrint's quarterly results may be difficult to predict and are likely to fluctuate, which may have an impact on its stock price.

     iPrint's quarterly revenues, expenses and results of operations have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. iPrint has historically competed in supplying and distributing technology and products to the general commercial printing sector, which is typically characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, iPrint cannot predict the number, size and profitability of printing jobs in a given period. Some of Wood's customers tend to use a greater portion of their advertising and promotional budgets in the latter half of the year, which historically has resulted and may continue to result in a disproportionately large share of net sales being recognized in the third and fourth quarters. General and administrative expenses are incurred evenly throughout the year, which historically has resulted and may continue to result in a disproportionate share of iPrint's income being reported in the third and fourth quarters. Therefore, the operating results for one quarter may not be a reliable indicator of the results to be expected in any future quarter. Further, iPrint's results of operations may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of its common stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

          . iPrint's ability to obtain new customers, retain and increase sales to existing customers, and cross-sell products and services offered by iPrint and Wood to each other's customers;

          . iPrint's ability to successfully manage the process of qualifying its technology, products and services with its customers;

          . changes in operating expenses and capital expenditure requirements unrelated to the merger, in particular as a result of further restructuring actions to reduce facility and workforce expenses, and purchases and implementation of computer and communications equipment to support enhanced business infrastructure requirements, technology and infrastructure expansion and increased website traffic;

          . the decline in price of, or demand for, the products and printing services offered;

          .    changes in the mix of products and printing services sold;

          . the timing of customer orders, in particular orders for specialized print services;

          .    increased competition;

          .    changes in personnel, management or vendors; and

          .    general or industry-specific economic conditions.

     Based on the factors described above, the quarterly revenues, expenses and results of operations of iPrint will be difficult to predict.

iPrint has never been profitable, had an accumulated deficit of $65.4 million as of September 30, 2001 and, as a result, the combined company may never achieve profitability.

     If iPrint fails to significantly increase its revenues, its business and results of operations may be seriously harmed. iPrint incurred net losses of $699,000 in 1997, $2.3 million in 1998, $13.4 million in 1999, $36.0 million in
2000 and $13.5 million in the nine months ended September 30, 2001. As of September 30, 2001, iPrint had an accumulated deficit of $65.4 million. To become profitable, iPrint must significantly increase its revenues by obtaining new customers and generating additional revenues from existing customers, control its costs and improve its gross margins. Although iPrint's gross margins have increased from the prior year, it may not be able to sustain these growth rates. Further, iPrint's revenues have recently decreased and could continue to decline in the foreseeable future. Additionally, iPrint may not be able to successfully carry out its recent corporate e-procurement initiatives, which could harm its business. For the nine months ended September 30, 2001, shipping and handling fees and barter transactions have accounted for 11.9% of iPrint's revenues. iPrint may not have any revenue growth, its revenues could decline, and it is expected to incur losses for the foreseeable future.

     Wood has not been consistently profitable, had an accumulated deficit of $1.7 million as of June 30, 2001 and, as a result, the combined company may never achieve profitability.

     Wood's failure to significantly increase its net income on a consistent basis may seriously harm the combined company's business and results of operations. Wood had a net income of $431,000 in 1998, a net loss of $396,000 in 1999, a net income of $289,000 in 2000, and a net loss of $2.0 million in the six months ended June 30, 2001. As of June 30, 2001, Wood had an accumulated deficit of $1.7 million. Revenues have recently decreased and could continue to decline in the foreseeable future. To become consistently profitable, the combined company must cut operating costs and/or increase revenues by obtaining new customers and generating additional revenues from Wood's current customers. Failure to become consistently profitable could seriously harm the combined company's business, results of operations and financial condition.

The market price of iPrint's common stock has been and may continue to be volatile, which could result in substantial losses for individual security holders.

     The market price for iPrint's common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to factors including the following, some of which will be beyond iPrint's control:

          . actual or anticipated variations in iPrint's quarterly results of operations;

          . announcements of technological innovations, increased cost of operations or new products or services by iPrint or its competitors;

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

          . announcements by iPrint or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

          .    additions or departures of key personnel;

          . transfer restrictions on iPrint's outstanding shares of common stock or sales of additional shares of common stock;

          .    pending and potential litigation; and

          .    changes in iPrint's Nasdaq listing status.

     From March 8, 2000, the first day of public trading of iPrint's common stock, through September 30, 2001, the closing sales prices for its common stock fluctuated between $24.00 and $0.17. On November 1, 2001, the closing price of iPrint's common stock was $0.21. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in this report in which iPrint is currently involved, iPrint is involved in any additional securities class action suits, it could result in further, significant costs and diversion of iPrint's management's attention and resources, and would cause the prices of its securities to fall.

The market for online-based corporate e-printing services for enterprise purchasing systems is at an early stage, and iPrint's business will suffer if this market does not develop as iPrint expects.

     The rapid adoption of online e-printing services for corporations is crucial to iPrint's future success. The market for these services is still at an early stage of development, which makes it difficult to predict its potential size or future growth rate. If this market does not develop, or develops more slowly than anticipated, iPrint's business, financial condition, and results of operations could be seriously harmed and may not succeed.

     In January 2001, iPrint introduced its e-printing technology and infrastructure, which are the systems and processes that allow iPrint to connect its information systems with its enterprise customers and manufacturing vendors. e-Printing enables employees of iPrint's customers to directly place print orders via the customers' Intranets and enterprise purchasing systems. Many of iPrint's customers are addressing issues such as technology, technology integration, security, billing, delivery and customer service for the first time in a self-service, online-based print creation and ordering environment. In many cases, organizations must change established business practices to use iPrint's services. iPrint must undertake the time-consuming and expensive process of educating these customers and their employees on the use and benefits of self-service, online-based ordering environments. If significant numbers of enterprise customers are not willing to change the method by which they use imprinting services, iPrint's business, financial condition and results of operations will suffer.

     iPrint encounters additional risks and difficulties in implementing its technology and infrastructure. iPrint will face these same risks and difficulties, which include:

          . obtaining a substantial number of new corporate and business customers;

          .    converting a large portion of its customers into repeat business;

          .    successfully developing corporate e-procurement business;

          . expanding the number of certified commercial print vendors and improving its technological and logistical connections to these vendors; and

          . successfully scaling the size and cost of its operations to be commensurate with its revenue.

The printing industry and newly emerging e-printing businesses are highly competitive and intense competition could negatively impact the iPrint's business.

     The printing industry and e-printing markets are highly competitive. iPrint competes primarily with Taylor Corporation, Discount Labels, Corporate Express, ImageX.com, and Lason, as well as thousands of traditional print distributors. These and other competitors may be able to establish or expand printing solutions more quickly, adapt to new technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily than iPrint. iPrint's competitors may also establish strategic relationships among themselves to compete more effectively against iPrint.

     iPrint's competitors vary in size, in scope, and in the breadth of the products and services they offer. Competition in the short-run printing market is intense and iPrint expects this competition to dramatically increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm iPrint's business, financial condition and results of operations. If iPrint cannot compete successfully against its current and future competitors, its business will fail.

If iPrint is unable to attract customers who have long-standing relationships with traditional print vendors, its business could be harmed, including its enterprise purchasing business.

     To succeed, iPrint must attract new customers, many of whom may have personal and long-standing relationships with traditional print and design shops, promotional marketing companies, catalog vendors and office supply chain and stationery stores. If iPrint is unable to attract customers for their printing or promotional merchandise needs, its revenues will not grow and its stock price will decline. Traditional print and design shops have many advantages which iPrint will not be able to offer its customers, including physical proximity and the ability to store and maintain designs, negatives or print plates on its premises. In addition, catalog vendors may be better able to combine orders to achieve economies of scale and may be more convenient for customers that also want to purchase non-printed products, such as office furniture. Office supply chains and stationery stores may also have better brand recognition than iPrint.

The promotional merchandise industry is highly fragmented and competitive, and intense competition could negatively impact Wood's business.

     The promotional merchandise industry is highly fragmented and intensely competitive. Wood competes primarily with HA-LO Industries, Simon WorldWide, Inc., Corporate Express, American Identity, and Geiger, Inc., as well as thousands of traditional distributors. Many of these distributors have long-term established relationships with their customers. In addition, Wood also competes with business supply mail-order catalogs, many of which benefit from offering a wider range of non-printed products than Wood. Wood also faces direct competition from a variety of other organizations, including existing office supply chains and direct-to-corporate organizations. Some of Wood's competitors are manufacturers as well as distributors and may enjoy an advantage over the combined company with respect to the cost of the goods they manufacture. Existing competitors, and companies that may enter the market, may have substantially greater financial and other resources than the combined company. Wood also competes for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. There can be no assurance that iPrint and Wood, operating together as a combined company, will be able to compete successfully against current and future promotional marketing industry competitors or that competitive pressures it faces will not materially adversely affect the combined company's business, results of operations and financial condition.

iPrint's complex technology and infrastructure, technologies, processes and products may contain undetected errors or defects that could result in limited capacity, reduced demand, or costly litigation against iPrint.

     iPrint's technology, infrastructure, processes and products are complex and may contain undetected errors or failures when they are first introduced. These errors or failures may cause iPrint's websites to fail and result in loss of, or delay in, market acceptance of its products and services. iPrint has in the past experienced delays in website releases, lost revenues, and customer dissatisfaction during the period required to correct these errors. iPrint may in the future discover errors, including scalability limitations, in current or future releases. In addition, a delay in the commercial release of any future version of its technology, infrastructure, processes and products could seriously harm iPrint's business, which may include costly litigation against the company.

If iPrint is unable to develop, market and sell new products that address additional market opportunities and develop new technology that meets emerging industry standards, its results of operations may suffer.

     Although iPrint's current products and technology solutions are designed to streamline the printing and print procurement process, and have garnered new business opportunities, demand may shift to other market segments in the future. Accordingly, iPrint may need to develop, market and sell new products and technology solutions that address additional printing market segments to remain competitive in the printing and promotional merchandise industries. iPrint can assure that either iPrint or Wood will successfully create new imprinting products, address new market segments, and develop a significantly deeper customer base. Any failure of iPrint to address additional market opportunities could harm its business, financial condition, and results of operations.

     If iPrint's efforts to gain entry and to develop its enterprise e-printing services are not successful, its business could fail. iPrint's success will depend primarily upon its ability to acquire enterprise e-printing customers through direct sales. Consequently, iPrint must attract and maintain sales personnel with sufficient experience and capabilities to generate this business.

     Furthermore, iPrint must successfully enhance and scale its current technology and infrastructure or its business could fail. If iPrint fails to achieve such enhancements on a timely and cost-effective basis, or if these enhancements do not achieve widespread market acceptance, its business will suffer. Similarly, if iPrint does not make timely and cost-effective improvements to its other technologies and processes, it will not be able to grow significantly. Additionally, the life cycles of iPrint's technological enhancements and the rate at which its technology and processes must scale are difficult to predict because the company operates in a new and emerging market that is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products and services, from both the traditional printing industry and the Internet and software commerce sector that employ new technologies and standards, could render iPrint's existing products or services obsolete and unmarketable.

     To be successful, iPrint must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of its customers and achieve broad market acceptance. In its efforts to develop these types of products and services, iPrint may:

          . be unable to cost-effectively or in a timely manner develop, market or sell these products;

          . encounter products, capabilities or technologies developed by other companies or entities that render iPrint's products and services obsolete or noncompetitive, or that shorten the life cycles of iPrint's existing products and services; or

          . experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

If iPrint is unable to protect its intellectual property, its business will suffer.

     iPrint's success will depend upon its proprietary technology. iPrint currently has seven pending patent applications. iPrint currently claims a number of trademarks, 14 of which are pending or registered in the U.S. Patent and Trademark Office. In addition, the iPrint trademark is pending or registered in several foreign jurisdictions. Wood relies upon common law to protect its trademarks. iPrint cannot predict whether it will receive patents for its pending or future patent applications. In addition, the laws of some of the foreign countries in which iPrint will sell and manufacture its products may not protect iPrint's products and intellectual property rights to the same extent as the laws of the United States.

     If the protection of iPrint's intellectual property is inadequate, its competitors may gain access to its technology, and iPrint may lose customers. To protect its proprietary technology, iPrint relies primarily on a combination of confidentiality procedures, contractual provisions, trade secrets, and patent, copyright and trademark laws. In addition, iPrint seeks to avoid disclosure of its trade secrets through a number of means, and to protect its proprietary technology, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. iPrint's proprietary rights with respect to its technology and infrastructure may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in online-related industries are uncertain and still evolving.

     Despite iPrint's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that iPrint regards as proprietary. Policing unauthorized use of the iPrint's products is difficult, and while iPrint is unable to determine the extent to which piracy of its software or code exists, software piracy can be expected to be a persistent problem. iPrint's means of protecting its proprietary rights may not be adequate and its competitors may independently develop similar technology, duplicate iPrint's products, or design around patents issued to iPrint or its other intellectual property.

iPrint's technology may be subject to infringement claims that could harm its business.

     iPrint may become subject to litigation regarding infringement claims alleged by third parties. If an action is commenced against iPrint, its management may have to devote substantial time and resources to defend these claims. An unfavorable result for iPrint could have a material adverse effect on its business, financial condition and results of operations and could limit its ability to use its intellectual property.

     In addition, other companies, including iPrint's competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with iPrint's ability to offer its printing services competitively. Third parties could assert, and it may be found, that iPrint's technologies infringed their proprietary rights. As a result, iPrint could incur substantial costs to defend any litigation, and intellectual property litigation could force iPrint to do one or more of the following:

     pay monetary damages;
     cease using key aspects of its technology that incorporate the challenged intellectual property; obtain a license from the holder of the infringed intellectual property right; and redesign some or all of its technology and infrastructure.

     In the event of a successful claim of infringement against iPrint and a failure or inability to license the infringed technology, the business, financial condition and results of operations of iPrint would be significantly harmed.

A substantial portion of iPrint's revenues will be derived from customers with whom neither iPrint nor Wood has entered into binding contracts.

     A substantial portion of iPrint's revenues are derived from customers with whom neither iPrint nor Wood has entered into binding contracts. As a result, these customers will not be obligated to purchase the products and services offered by iPrint. In addition, these customers have a variety of suppliers from which to choose and therefore could make substantial demands on iPrint. If iPrint were unable or unwilling to meet these demands, it could lose one or more of its key customers, and its business, financial condition and results of operations could suffer.

The recent bankruptcy filing by one of Wood's primary competitors could have a material adverse affect on iPrint's business, financial condition and results of operations.

     One of Wood's primary competitors, HA-LO Industries, Inc., recently announced that it has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The filing, made in the United States Bankruptcy Court in Wilmington, Delaware, seeks protection for HA-LO's U.S. promotional products business, including its Lee Wayne subsidiary. HA-LO may reduce its purchases from, and delay its payments to, its vendors, which may in turn cause its vendors to become insolvent. Wood uses many of the same vendors as HA-LO, and as a result, Wood may be delayed in fulfilling its customers' orders and may lose customers, both of which could seriously harm its business. Also, HA-LO's bankruptcy could cause uncertainty throughout the promotional merchandise industry, which could seriously harm the combined company's business or adversely affect the trading price of shares of iPrint.

The financial results of iPrint could suffer as a result of the costs of the merger and liabilities assumed by iPrint in the merger.

     iPrint expects to incur $2,150,000 in costs associated with its merger with Wood. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to iPrint's stockholders resulting from the issuance of shares in connection with the merger, iPrint's financial results, including earnings per share, could be adversely affected.

Failure of iPrint and Wood to successfully integrate and to achieve the anticipated benefits of the merger could harm the business and results of operations of the combined company following the merger.

     iPrint anticipates that its merger with Wood will result in benefits for iPrint following the merger. Achieving these benefits will depend on a number of factors, some of which include:

          . assimilating iPrint's online printing and e-procurement services with Wood's traditional custom imprinting services, which are comprised of printing, embossing, and decorating services, and its promotional products and services;

          . integrating the operations, information systems and personnel of the two companies;

          . retention of key management, marketing, sales and technical personnel after the merger;

          .    retention of key customers and vendors after the merger;

          . the ability of iPrint to maintain and increase its customer base and the sales of both iPrint's and Wood's products and services;

          . the ability of iPrint to keep up with industry trends and technological advances and to adjust to changing market conditions;

          . developing new products and services that effectively use the assets of both companies; and

          . competitive conditions in the online printing and custom imprinting and promotional market.

     The execution of these post-merger tasks will involve considerable risk and may not be successful. There can be no assurance that the anticipated benefits will be achieved. The failure to achieve anticipated benefits could harm the business, financial condition and results of operations of the combined company.

The market price for iPrint common stock may be adversely affected as a result of the merger.

     The market price of iPrint's common stock may decline as a result of the merger with Wood if, for example:

          .    the integration of iPrint and Wood is unsuccessful; or

          . iPrint does not achieve the financial results or anticipated benefits of the merger as rapidly or to the extent expected by financial or industry analysts.

Purchase business combination accounting may adversely affect iPrint's operating results.

     The merger with Wood will be accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. iPrint will record the following as the cost of acquiring Wood:

          . the market value of iPrint common stock issued in connection with the merger;

          . the fair value of the options to purchase Wood common stock that will be converted into options to purchase iPrint common stock in connection with the merger; and

          .    the amount of direct transaction costs incurred by iPrint.

     iPrint will allocate the cost of the items described above to the individual assets acquired and liabilities assumed, including deferred compensation and identifiable intangible assets, based on their respective fair values. Identifiable intangible assets with finite lives will be amortized over those lives. Intangible assets, including goodwill, with indefinite lives will not be amortized. The amount of purchase costs allocated to goodwill and identifiable intangibles are estimated to be approximately $19,119,000 and $400,000, respectively, computed using the estimated purchase price of $19,148,000 which is based on the average closing market price of iPrint stock during the three trading days preceding and following the merger announcement on June 23, 2001, or $0.55 per share. Identified intangible assets will be amortized over estimated lives between twelve months and eighteen months. Deferred compensation will be amortized over the remaining vesting period of Wood's outstanding stock options of up to four years. The amount of purchase cost allocated to deferred compensation is estimated at $179,000. These amounts are only estimates and actual amounts may vary.

     Pursuant to Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment based on a fair value test. An impairment of goodwill based on a fair value test may have a material adverse effect on iPrint's earnings and the market value of iPrint common stock following the completion of the merger.

Changes to iPrint's management and governance structure following the merger with Wood may harm its business, financial condition and results of operations.

     Following the merger, Royal P. Farros retained his position as chairman of the board of directors, while Monte D. Wood has become iPrint's president and chief executive officer. In these roles, Messrs. Farros and Wood share the leadership of iPrint. Messrs. Farros and Wood have not worked together in shared leadership roles in the past, and there can be no assurance that their collaboration will be successful. Further, several of iPrint's current executive officers have not previously worked with Mr. Wood. There can be no assurance that Mr. Wood and the executive officers of iPrint will be able to collaborate successfully. If Mr. Farros and Mr. Wood or Mr. Wood and the executive officers of iPrint are unable to collaborate successfully, the combined company's business, financial condition and results of operations could suffer.

     Further, Mr. Wood does not have any experience as the president and chief executive officer of a publicly-held company, nor does he have any commercial printing experience or experience managing an Internet-based printing company. If he is unable to make a successful transition to his new role, the business, financial condition and results of operations of iPrint could suffer.

     iPrint's board of directors has been reconstituted following the merger to consist of Mr. Farros, Mr. Wood, Peter J. Dalton, Edward C. Driscoll, Jr., James
P. McCormick, J.A. Heidi Roizen and a seventh director to be determined by iPrint's board of directors in accordance with iPrint's certificate of incorporation. As a group, some of whom have not previously served as directors of a public company, the newly constituted board of directors will have had little, if any, experience collaborating with one another prior to the merger, and there can be no assurance that their collaboration will be successful. If the newly constituted board of directors is unable to collaborate successfully, the combined company's business, financial condition and results of operations could suffer.

Wood shareholders and iPrint have indemnification obligations to each other, which may have a negative financial impact on them.

     The merger agreement provides that iPrint will indemnify the Wood shareholders against losses arising out of any inaccuracies or breaches of iPrint's representations, warranties, covenants and agreements contained in the merger agreement and the other transaction documents up to a value of 15% of the merger consideration to be issued in exchange for all issued and outstanding shares of Wood immediately prior to the effective time of the merger. As a result, any payments that iPrint makes in connection with such indemnification obligation will result in a corresponding decrease in iPrint's cash position and the earnings per share of iPrint. In addition, 18% of the shares of iPrint common stock issued in exchange for all issued and outstanding shares of Wood are initially being held in an escrow account, as required by the merger agreement. These shares will be held by an escrow agent so that they can be available to indemnify iPrint against losses arising out of any inaccuracies or breaches of Wood's representations, warranties, covenants and agreements contained in the merger agreement and other transaction documents. As a result, the Wood shareholders may not receive the full number of shares of iPrint common stock for which their shares of Wood common stock are exchangeable in the merger.

If iPrint is unable to retain its current key personnel and attract additional key personnel, its business may be seriously harmed.

     iPrint's success will depend upon the continued contributions of iPrint's and Wood's key employees, in particular their senior management, research and development staff, process control, customer support, and sales and marketing personnel. The loss of the services of one or more of iPrint's key personnel could seriously harm its business.

     iPrint's future success will also depend on its continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for qualified personnel in these areas is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. iPrint may fail to attract and retain qualified personnel, which could have a negative impact on its business and financial condition.

If iPrint is unable to attract, motivate and retain high quality sales representation, its business may be seriously harmed.

     iPrint's success depends on its ability to attract, motivate and retain high quality sales representatives. Although iPrint and Wood are not dependent upon any one or any affiliated group of sales representatives for a material amount of revenues, should a sales representative's relationship terminate with iPrint or Wood, customers serviced by the representative may cease to purchase iPrint's and Wood's products and services. There can be no assurance that there will not be a significant turnover rate in the future.

iPrint has recently entered into a revolving line of credit to fund its operations, pursuant to which iPrint must operate within specified terms and covenants or the lender may demand repayment.

     iPrint has a revolving line of credit with a commercial lender that contains specified financial covenants and other terms that may prove difficult to comply. If iPrint fails to comply with such covenants and other terms, it may lose access to any undrawn portions of such financing and the lender may request immediate repayment of amounts iPrint has already borrowed. If iPrint fails as a result of not being able to obtain sufficient financing, its stockholders could lose all of their investment.

iPrint may be unable to meet its future capital requirements. Any attempts to raise additional capital in the future may cause substantial dilution to iPrint's stockholders.

     In addition to its revolving line of credit, iPrint may need to seek additional funding in the future and it is uncertain whether it will be able to obtain additional financing on favorable terms, if at all. Further, if iPrint issues equity securities in connection with an additional financing, stockholders may experience dilution and/or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. iPrint will require substantial working capital to fund its business. If iPrint cannot raise funds on acceptable terms, if and when needed, it may not be able to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could seriously harm its business.

Any failure on the part of outside commercial print or manufacturing vendors to fulfill orders in a timely and cost-effective manner could seriously harm iPrint's business.

     iPrint depends on outside commercial print vendors to print and fulfill its customers' orders. Wood also depends on outside commercial imprinting vendors to print and fulfill its customers' orders, including vendors located outside the United States. Any failure on the part of these vendors to fulfill such orders in a timely and cost-effective manner could seriously harm iPrint's business. To date, iPrint has certified approximately 20 commercial print vendors to fulfill its orders for its online and offline businesses and Wood has relationships with approximately 200 commercial imprinting vendors, but neither company has long-term contracts with any of them. If one or more of iPrint's or Wood's vendors failed to satisfactorily fulfill its customers' orders, the combined company would be required to find and qualify additional vendors. Furthermore, if iPrint's and Wood's vendors increase the prices they charge, the combined company's selling prices or its margins will be adversely affected, which may make the combined company less competitive and harm its online and offline businesses, and to a lesser extent, its specialized print services business.

     It typically takes between four and eight weeks to certify and integrate a commercial print and imprinting vendor into one of iPrint's website businesses, and iPrint may be delayed in fulfilling its customers' orders should existing vendors fail to satisfactorily fulfill them. As a result, iPrint may lose customers and its business could be harmed. In addition, for several products, iPrint has only one commercial print vendor. If that vendor were to stop printing these products and iPrint were unable to certify a new vendor in a timely manner, it would be unable to fulfill orders and its business would be adversely affected.

     Because iPrint does not own any inventory and Wood owns limited inventory, they rely on their commercial print and imprinting vendors to maintain an adequate stock of raw materials needed to create their products. Any failure of these vendors to maintain adequate inventory to fulfill the combined company's needs could result in delays in product delivery and customer dissatisfaction. This in turn could harm the combined company's business.

If iPrint's vendors decide to compete directly with it, iPrint's business could be harmed.

     Any of iPrint's vendors could enter into competition with iPrint and may enjoy a competitive advantage with respect to the cost of goods they manufacture. Entry into the distribution market by iPrint's vendors could harm its business, financial condition and results of operations.

Some of Wood's customers require that Wood maintain a promotional products inventory and failure by these customers to reimburse Wood for the inventory could adversely impact the combined company's business and operating results.

     Some of Wood's customer contracts require Wood to maintain a promotional products inventory as part of their business arrangement with Wood. As of June 30, 2001, the value of such inventory maintained by Wood was approximately $2 million. Although Wood's contracts require that the customer pay for any unused inventory at the end of the contract, in the event that these customers fail to reimburse Wood for this expense or excessive inventory is carried for long periods of time, the combined company's business and results of operations will be adversely impacted.

Wood's business is subject to risks associated with conducting business internationally.

     Wood's business is subject to risks normally associated with conducting business outside the United States, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which Wood's commercial imprinting vendors, raw materials suppliers, and service providers are located. Wood's business may also be adversely affected by the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions. Although Wood's business is not focused in any particular country, if any of the foregoing factors were to render the conduct of business in a particular country undesirable or impractical, or if Wood's current foreign manufacturing sources were to cease doing business with Wood for any reason, the combined company's business and operating results could be adversely affected.

A failure by outside delivery services to timely deliver customers' orders could seriously harm iPrint's business.

     iPrint depends on outside delivery services, including the United States Postal Service, Federal Express and U.P.S., to deliver print orders to its customers. These delivery services have failed in the past, and may fail in the future, to deliver print orders to customers on a timely basis. Any failure on the part of these outside services to deliver orders in a timely and cost-effective manner could seriously harm iPrint's business.

iPrint must successfully enhance and scale its technology and infrastructure or its business may be seriously harmed.

     If iPrint is unable to enhance and scale its current technology and infrastructure, including technology and infrastructure created for servicing iPrint's enterprise purchasing business, on a timely and cost-effective basis, or if these enhancements do not achieve widespread market acceptance, iPrint will be unable to grow, will miss market opportunities and its business will be seriously harmed. Similarly, if iPrint does not make timely and cost-effective improvements to its other technologies and processes, its business will suffer. The life cycles of iPrint's enhancements and the rate at which its technology and processes must scale are difficult to predict because iPrint currently operates in a new and emerging market that is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products and services, from both the traditional imprinting industry and the Internet and software commerce sector, that employ new technologies and standards could render iPrint's existing products or services obsolete and unmarketable. For example, iPrint's technology that enables its customers to compose their imprinted designs in electronic format is written in the software language C++. If a new software language, such as Java, becomes standard in the imprinting industry, iPrint may need to rewrite this technology in another software language to remain competitive. Any need to rewrite such technology would be costly and could result in significant interruptions to iPrint's business.

     To be successful, iPrint must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of its customers and achieve broad market acceptance. In its efforts to develop these types of products and services, iPrint may:

          . not be able to timely or cost-effectively develop and market them;

          . encounter products, capabilities or technologies developed by others that render its products and services obsolete or noncompetitive or that shorten the life cycles of its existing products and services; or

          . experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

If iPrint fails to adequately maintain and enhance the computer and telecommunications equipment required to support its technology and infrastructure, its business will suffer.

     The performance of iPrint's technology and infrastructure depends on the operation of its computer and telecommunications equipment. iPrint has retained a third-party company to house some of its critical servers and related equipment. However, iPrint has limited data back-up capabilities. If iPrint fails to adequately maintain and enhance its equipment, its technology may not be available to its customers. Any system failure, including any network, software or hardware failure, that interrupts or increases the response time on iPrint's websites or infrastructure could decrease customer usage of its services and damage its reputation. In addition, damage to iPrint's computer and telecommunications infrastructure from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events may seriously disrupt its service and devastate iPrint's business, particularly since iPrint has limited data back-up capabilities.

iPrint may be harmed if it is unable to obtain and maintain licenses to, and to integrate, third-party software and applications.

     iPrint relies on technology that it licenses from, or uses in conjunction with, third parties, including software that operates on a stand-alone basis or is integrated with internally developed software to perform key functions. The functionality of iPrint's technology and infrastructure depends upon its ability to integrate the third-party software into its environment. iPrint may license additional software from third parties in the future to add functionality to iPrint's existing services. If iPrint's efforts to integrate third-party software into its technology and infrastructure are not successful, functionality and response times may be limited, customers may not use its services and its business may be seriously harmed.

iPrint may be harmed if a provider from whom it obtains technology and services ceases to deliver and support reliable products or fails to enhance its current technology.

     iPrint relies on technology that is licensed from and operated by a third party to support key marketing programs for some of its clients. The third-party technology may not continue to be available to iPrint on commercially reasonable terms, or at all. The loss of, or inability to maintain or obtain, the technology and services could disrupt or delay iPrint's ability to supply key services and products or force it to limit the features of its offerings. Either alternative could harm iPrint's business and results of operations.

iPrint's e-Print Center, private-labeled and co-labeled websites and business are subject to significant risks which may cause these websites to fail.

     The terms of some of iPrint's e-Print Center, private-labeled and co-labeled relationships have been heavily negotiated and are likely to vary significantly in the future. iPrint's future revenue growth from these websites will depend on the success of these efforts which are subject to a number of significant risks. These risks include the need to:

          . optimize the manageability of iPrint's technology and infrastructure;

          . enhance the features and offerings of iPrint's technology and infrastructure to achieve widespread commercial acceptance of iPrint's services;

          . increase iPrint's internal resources to support planned growth of these websites; and

          . rely on iPrint's partners to promote its services through online and offline means.

     If iPrint does not successfully address these risks, its private-labeled websites may not succeed, and revenues from that source may not increase.

iPrint expects revenues from its private-labeled and co-labeled business to be concentrated in a relatively small number of strategic relationships and the loss of any significant strategic relationship could harm the its business.

     iPrint may attract only a small number of desired customers to participate in its private-labeled and co-labeled programs. In addition, this business may derive a significant portion of revenues from these desired customers' relatively small number of participating clients in the future. A significant decline in revenues from any one of these partners will adversely affect the success of iPrint's private-labeled and co-labeled businesses, and cause either or both to fail.

Ordering imprinted products over the Internet has not been widely adopted, and if businesses and consumers do not adopt the Internet as a commerce tool, iPrint's business could be seriously harmed.

     Prior to the merger, iPrint derived approximately 60% of its revenues from the provision of imprinting services over the Internet. If businesses and consumers do not use the Internet as a commerce tool, iPrint's product differentiation will be minimized and thus revenues will not grow and operations will suffer. Because the procurement of print and promotional merchandise on the Internet is in its infancy, it is difficult to estimate the size and growth of this market, if any. To date, many businesses have been deterred from using the Internet to procure goods and services for a number of reasons, including concerns relating to security, quality of service, product quality, reliability, billing and delivery of products. Even if the Internet becomes a standard tool that businesses and consumers regularly use, there can be no assurance that it will be effective or reach broad market acceptance for obtaining imprinting services.

Technology advancements could adversely affect or reduce the demand for iPrint's products and services, which would harm iPrint's business.

     Technological innovations are common in the printing industry, especially given the rapid advancement of computer and communications technologies. Home printing systems are yielding more professional results which may reduce demand for offset and thermo-graphic professional printing. Information previously distributed on paper is now being distributed electronically in an almost effortless fashion. As technology further enables and enhances these alternative communication methods, iPrint's business may suffer if it experiences a corresponding decrease in demand for its products and services.

Potential imposition of governmental regulation on electronic commerce and legal uncertainties could limit iPrint's growth.

     The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for iPrint's services, increase its cost of doing business or otherwise have a material adverse effect on its business, financial condition and results of operations. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services, and intellectual property ownership. The application of existing laws to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation is uncertain. Numerous state and local representatives have expressed a desire to impose taxes on sales over the Internet to consumers and businesses in their jurisdictions. The Internet Tax Freedom Act of 1998, which imposed a moratorium on the imposition of some kinds of consumer-related taxes, other than sales or use taxes, in connection with Internet access and Internet-related sales expired in October 2001. If no further legislation is adopted by Congress, state and local taxing authorities will be free to impose these taxes on sales of goods and services over the Internet, which could substantially hinder the growth of Internet-based commerce, including sales of iPrint's products and services.

iPrint relies on a continuous power supply to conduct its operations, and California's current energy crisis could disrupt iPrint's operations and increase its expenses.

     California is in the midst of an energy crisis that could disrupt the combined company's operations and increase its expenses. In the event of an acute power shortage, California has on occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. iPrint does not currently have back-up generators or alternate sources of power in the event of a blackout, and its current insurance does not provide coverage for any damages it or its customers may suffer as a result of any interruption in their power supply. iPrint's production technology and infrastructure system is housed in a third-party co-location facility, which has additional back-up power supply. If blackouts interrupt iPrint's power supply, it would be temporarily unable to continue operations at its facilities. Any such interruption in iPrint's ability to continue operations at its facilities could damage its reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm iPrint's business and results of operation.

iPrint is subject to pending legal proceedings.

     Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, several of its officers and directors, and several underwriters of its initial public offering. The purported class actions are all brought on behalf of purchasers of iPrint's common stock since March 7, 2000, the date of its initial public offering. The plaintiffs allege that iPrint's prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that its underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions, and required investors to agree to buy shares of iPrint's securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, iPrint's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in iPrint's prospectus and the purported inflation of its stock price, the plaintiffs claim violations of sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000.

     iPrint intends to vigorously defend against these actions. However, due to the inherent uncertainties of litigation, iPrint cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of iPrint's key management and other personnel. As a result, iPrint's defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on iPrint. Any unfavorable outcome of the litigation could also have an adverse impact on the iPrint's business, financial condition and results of operation.

     In addition to the litigation described above, from time to time iPrint is subject to various legal proceedings and claims that arise in the ordinary course of business.

iPrint is controlled by its executive officers, directors and major stockholders whose interests may conflict with yours.

     iPrint's executive officers, directors and major stockholders beneficially own approximately 66% of iPrint's outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with iPrint.

Provisions in iPrint's charter documents and Delaware law could prevent or delay a change in control of iPrint, which could reduce the market price of its common stock.

     Provisions in iPrint's third amended and restated certificate of incorporation and bylaws, including those adopted at its 2001 annual meeting and the special meeting of stockholders held on October 24, 2001, may have the effect of delaying or preventing a change of control or changes in iPrint's management. In addition, provisions of Delaware law may discourage, delay or prevent a third party from acquiring or merging with it. These provisions could limit the price that investors might be willing to pay in the future for shares of iPrint's common stock.

iPrint's securities may be delisted from Nasdaq due to a deficient minimum bid price, in which case the market price and market liquidity of iPrint's shares could be adversely affected.

     On June 8, 2001, the Nasdaq Stock Market, Inc. notified iPrint that it would delist its common stock from The Nasdaq National Market for failure to maintain at least a $1.00 per share bid price. Delisting of iPrint's stock was suspended pending a hearing and review by a Nasdaq Listing Qualifications Panel. On July 26, 2001, iPrint appeared at a hearing brought before a Nasdaq Listing Qualifications Panel. On August 24, 2001, the Nasdaq Listing Qualification Panel issued a determination in which it stated iPrint's common stock would continue to be listed on The Nasdaq National Market subject to fulfilling and maintaining specified conditions.

     On September 27, 2001, Nasdaq announced that it was implementing an across-the-board moratorium until January 2, 2002 on the minimum bid and public float requirements for continued listing on Nasdaq. Under the temporary relief provided by the moratorium, companies will not be cited for bid price or market value of public float deficiencies. Companies such as iPrint which were under review for deficiencies or in the hearings process were taken out of the process with respect to the bid price or market value of public float requirements and no deficiencies will accrue during the period of the moratorium.

     As a result of the moratorium, iPrint is no longer required to comply with the Listing Qualifications Panel's determination in order for its shares to remain listed on The Nasdaq National Market. Upon the expiration of the moratorium, however, iPrint will once again become subject to Nasdaq's minimum bid and public float requirements. On November 1, 2001, the closing price of iPrint's common stock was $0.21. If, after the moratorium is lifted on January 2, 2002, iPrint is unable to maintain at least a minimum bid price of $1.00 per share, Nasdaq may take action to delist iPrint's shares. If iPrint's shares are delisted for any reason the market price and market liquidity of its common stock could be materially adversely affected.

In the event that iPrint's common stock is delisted from Nasdaq and trades below $1.00, it may be subject to the requirements of the rules relating to "Penny Stocks."

     Non-Nasdaq equity securities trading under $1.00 per share which fail to meet minimum net tangible asset or average revenue criteria are subject to the requirements of the rules relating to "Penny Stocks" under Section 15(g) of the Securities Exchange Act of 1934, as amended, which impose additional disclosure requirements upon broker-dealers in connection with any trades involving such stock. Such securities may also become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes sales practice requirements upon broker-dealers involving the suitability of customers to buy the stock. The additional burdens imposed upon broker-dealers could discourage them from effecting transactions in iPrint's common stock and/or affect their ability to effect such transactions. This event could materially adversely affect the market price and market liquidity of iPrint's common stock.

If the board of directors of iPrint effects a reverse stock split, the market price per share of iPrint common stock following the reverse stock split may drop as downward pressure may be created by such split or other factors may arise.

     At the special meeting of stockholders held on October 24, 2001, iPrint's stockholders approved a proposal to amend iPrint's certificate of incorporation to effect a reverse split of its outstanding common stock by a ratio of between 1-for-2 and 1-for-20. By approving the proposed amendment, iPrint's stockholders authorized the board of directors to determine the final ratio and to implement the reverse split at any time on or before March 1, 2002, or to abandon the reverse split at any time prior to its implementation. iPrint cannot predict whether the reverse stock split, if implemented, will increase the market price for iPrint's common stock. The history of similar stock split combinations for companies in like circumstances is varied. A reverse stock split could negatively impact the value of iPrint's stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. The market price of iPrint's common stock will also be based on iPrint's performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of iPrint's common stock declines, the percentage decline as an absolute number and as a percentage of iPrint's overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of iPrint's common stock could be adversely affected by the reduced number of shares that would be outstanding following the reverse stock split.

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

     All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 8, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. The Company anticipates that the actions described above, and any additional related complaints that may be filed will be consolidated into a single action. The Company believes that we have meritorious defenses against these actions and intend to vigorously defend them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operation.

     In addition to the litigation described above, from time to time iPrint is subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2.    Changes in Securities and Use of Proceeds

     None.

Item 3.    Defaults upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders
     None.

Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.


Exhibit
Number      Exhibit Title
---------   --------------------------------------------------------------------

  2.1(1) Agreement and Plan of Reorganization, dated as of June 23, 2001, among iPrint Technologies, inc., Metal Combination Corp., Wood Alliance, Inc., and, with respect to Article VIII and Article X only, James Childers

  2.2(2) Amended and Restated Agreement and Plan of Reorganization, dated as of August 30, 2001, among iPrint Technologies, inc., Metal Combination Corp., Wood Alliance, Inc., and, with respect to Article VIII and Article X only, James D. Childers 3.1(1) Form of Third Amended and Restated Certificate of Incorporation

  4.1(1) Form of Voting Agreement entered into by and among Wood Alliance, Inc. and certain directors, officers, and affiliates of iPrint Technologies, inc.

  4.2(1) Form of Voting Agreement entered into by and among iPrint Technologies, inc. and certain directors, officers, and affiliates of Wood Alliance, Inc.

  4.3(1)    Third Amended and Restated Rights Agreement

  5.1(3) Legal opinion of Gray Cary Ware & Freidenrich LLP, counsel for iPrint Technologies, inc.

  8.1(3) Tax opinion of Gray Cary Ware & Freidenrich LLP, counsel for iPrint Technologies, inc.

  8.2(3)    Tax opinion of Pillsbury Winthrop LLP, counsel for Wood Alliance,
            Inc.

  10.8(1) Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Royal P. Farros

  10.9(1) Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Monte Wood

  10.10(1) Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and David L. Hodson

  10.11(1)  Form of Lock-Up Agreement

  10.12(1) Form of Agreement of Merger to be entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

  10.13(1) Form of Affiliate Agreement entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

  10.14(2) Form of Escrow Agreement to be entered into prior to he consummation of the transactions contemplated by the Agreement and Plan of Reorganization

  10.15(3)  Standard Industrial Lease-Net dated December 22, 1988 between Monte
            D. Wood & James Childers and Wood Alliance, Inc. as amended

  10.16(3) Amended and Restated Real Property Lease dated August 31, 2001 between Monte D Wood & Tina Wood and Wood Alliance, Inc.

  10.17(3) Standard Industrial Lease dated April 25, 2000 between Westport Business Park, Ltd. and Wood Associates, Inc.

  10.18(3) Amended and Restated Revolving Loan and Security Agreement dated January 31, 2000 between Comerica Bank-California and Wood Alliance,
            S. P. Inc. d/b/a Wood Associates.

  10.19(3) First Amendment to Amended and Restated Revolving Loan and Security Agreement dated July 2000 between Comerica-California and Wood Alliance, S. P. Inc. d/b/a Wood Associates.

  10.20(3) Loan and Security Agreement dated July 2, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

            Wood Alliance, Inc.

  10.21(3) Loan and Security Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

  10.21(3) Strategic Development Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

    (1) Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.'s current report on Form 8-K filed on July 2, 2001. (0-29733)

    (2) Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.'s current report on Form S-4 filed on September 4, 2001. (333-68898)

    (3) Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.'s current report on Form S-4/A filed on September 26, 2001. (333-68898)

  (b)     Reports on Form 8-K.

     1. A current report on Form 8-K was filed with the Securities and Exchange Commission by iPrint Technologies, inc. on September 14, 2001 which reported the Company entered into an Amended and Restated Agreement and Plan of Reorganization by and among iPrint, Metal Combination Corporation, Wood Alliance, Inc. and Jim Childers, a loan agreement with Wood Alliance, Inc. and a Strategic Development Agreement with Wood Alliance, inc.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                iPrint Technologies, inc.




                                 By: /s/            MONTE WOOD
                                     -------------------------------------------
                                                    Monte Wood
                                         President & Chief Executive Officer




                                 By: /s/       ROBYN R. CERUTTI
                                     -------------------------------------------
                                               Robyn R. Cerutti
                                            Chief Financial Officer



Date:    November 14, 2001