Form 10-K
period 2001-12-31
IPRINT TECHNOLOGIES INC
filed 2002-04-01
CIK 1099795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 0-29733

iPrint Technologies, inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0436465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3073 Corvin Drive
Santa Clara, CA 95051
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 523-2700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the common stock as reported on the NASDAQ National Market on March 1, 2002, was approximately $4,822,715. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2002, 54,708,943 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

iPrint Technologies, inc.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2001

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN “RISK FACTORS” BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

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

PART I

ITEM 1     BUSINESS

Overview

iPrint Technologies, inc. (“iPrint”) is one of the leading providers of online and offline marketing and customized branding solutions. Our award-winning technology improves the way businesses buy promotional merchandise and custom printing, as well as offers a competitive advantage in all channels of our business. With a network of offices nationwide, iPrint currently services more than 200 world-class organizations. These include BP, Charles Schwab, Compaq, DuPont, Kraft Foods, Microsoft, OfficeMax, Oracle, PeopleSoft, Sun Microsystems, Washington Mutual and Wyeth Pharmaceuticals.

We were incorporated in August 1996 and initiated our online print shop offering, www.iPrint.com, at the end of 1996. We began offering printing technology infrastructure services in 1998 and specialized printing services in 2000. In early 2001, we expanded into the enterprise market with a corporate e-printing offering, compatible with major e-procurement platforms. On October 31, 2001, we completed our merger with Wood Alliance, Inc., doing business as Wood Associates (“Wood”), which is a leading promotional merchandise marketing company serving the business market. As a result of this merger, we have gained potential access to more than two hundred Fortune 1000 customers, a nationwide sales force, as well as many long-standing, high-volume relationships with vendors and suppliers both domestically and internationally.

Following our merger with Wood, we became one of the few companies in the promotional merchandise industry with the ability to fully integrate customers, vendors, sales, and distribution facilities with full service e-commerce, workflow management and online art/design tools. This technology solution uniquely manages the print process for both collateral and promotional products.

In addition, we have transitioned all of Wood’s online corporate stores to iPrint’s “Company Merchandise Store” technology platform, an online store designed specifically to a customer’s needs enabling their employees and/or customers to order custom-branded promotional merchandise. iPrint’s “Corporate e-Print Centers,” online stores also tailored to a customer’s needs, enable employees to order custom-printed stationery items. Our Company Merchandise Stores and Corporate e-Print Centers streamline the procurement of promotional merchandise and custom-printed items respectively. The merger enables iPrint to offer both custom-branded promotional merchandise and custom-printed stationery items on one online platform.

We have also recently launched our CustomPrint™ workflow technology which enables iPrint buyers and suppliers to manage the print and promotional buying workflow, and which we are in the process of rolling out to our sales force and customer base nationwide.

iPrint’s technology which, powers our award-winning website, www.iPrint.com, offers small office/home office customers convenience and significant cost savings on professionally printed products. This online retail property has serviced more than one million small business customers. We are licensing our technology to other companies for use on their websites, including Microsoft, 3M and OfficeMax.

Also, our technology integrates into some of the major e-procurement platforms, such as Ariba® and Oracle® iProcurement, streamlining the cost of ordering professional printing and promotional merchandise and improving the overall return on investment of e-procurement in the enterprise.

Our online printing technology and specialized print services offer a virtual one-stop shop for commercial printing, allowing customers to design, proof, and order thousands of customized printed products. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits of our solution include streamlining information and workflow, centralizing control and accountability, facilitating logo standardization, and improving efficiency with the e-procurement process.

We promote our products and services primarily through a direct sales force, marketing partnerships, and our branded www.iPrint.com website and, to a lesser degree, through private-labeled and affiliate partner websites.

Industry Background

Our Technology and the Internet

According to Nielsen/NetRatings, Internet usage in the United States continues to increase, reaching an all-time high in October 2001 of more than 115.2 million active users. As of October 2001, 62% of all Americans had Internet access, as compared to 57% in 2000. Rapid acceptance of the Internet as a communications platform by both businesses and consumers has created the foundation for significant growth in e-business.

Large enterprises continually strive for better gross and operating margins. Traditional procurement is costly, partially as a result of the manual processes within an organization, as well as the manual processes occurring between organizations. To make these manual processes more accurate and efficient, corporations have placed significant investment in enterprise resource planning or ERP, e-procurement, and supply chain management applications and environments. International Data Corporation predicts the e-procurement applications market will rise dramatically to $9.7 billion in 2004. By comparison, this figure was reported at $47.0 million in 1997.

Procurement of static-designed materials and commodities are becoming more prevalent over the Internet. Ordering products with customization and design has proven to be technically more challenging, as such products and services tend to be design-intensive. The promotional products and services that we offer as a result of our merger with Wood are part of a $17.9 billion promotional products industry as measured by a study sponsored by the Promotional Products Association International, and conducted by researchers at Louisiana State University and Glenrich Business Studies. The promotional products industry has grown rapidly over the last ten years and is expected to continue to grow as organizations continue to place importance on corporate branding. This growth will also be driven by factors such as the emergence of new technologies that facilitate the ordering process, including e-procurement, and the continued convergence of sales promotions, fashion apparel, promotional wear, and uniforms. An example of the latter can be found in the uniforms (polo shirts with logos and khaki pants) which many retailers and restaurants require employees to wear.

There are several benefits of the emergence of new technologies, including:

•	streamlined procurement process

•	internal procurement cost savings

•	quality and cost control

•	reporting for enterprise tracking and accountability

The Internet also yields significant advantages for the small business market. The Small Business Administration estimates that more than 98% of all businesses in the United States have fewer than 100 employees. These businesses, particularly self-employed individuals and small businesses, often lack the size and financial resources to create economies of scale. As a result, these organizations typically do not maintain dedicated procurement departments and often do not achieve significant purchasing leverage. The Internet can provide these businesses with a number of advantages when making purchases, including:

•	convenience

•	wider selection of products and services

•	competitive pricing

The widespread adoption of the Internet as a purchasing vehicle, as well as the creation of technology and infrastructure that automates, integrates, and aggregates business products and services, has generated significant opportunities for companies to change and improve traditional marketplaces such as the commercial printing and custom-branded promotional merchandise industries.

The Traditional Printing and Promotional Merchandising Industries

Marketing and branding solutions can be a major area of expenditure for businesses. Based on data from CAP Ventures’ 2000-2005 U.S. Print-On-Demand Market Forecast, analysts predict a robust on-demand market, projecting overall growth in the retail value of print of 20% annually, compounded. As a result, the U.S. on-demand market is projected to grow from $21.4 billion in 2000 to approximately $52.5 billion in 2005. The on-demand market grew from $16.7 billion in 1999 to $21.4 billion in 2000, a 28% increase in retail value of print.

The manufacturing side of the printing industry is highly fragmented, with an estimated 50,000 local and regional commercial printers in the United States. The promotional merchandise industry is also highly fragmented, with more than 18,000 local and regional companies in the industry.

The process of purchasing promotional products and printed materials usually consists of four phases: quotation, design, order placement, and fulfillment. For promotional products, quotation is typically a manual process, involving many iterations between the vendor, customer and multiple suppliers. For both promotional products and printed materials, design is usually initiated in-house using software design tools such as Adobe Illustrator, QuarkXPress or PageMaker or is accomplished manually using a complex series of paper-based templates and order forms that indicate design and order attributes such as layout, graphic enhancement, color, and typefaces, and quantity. Design information is often transmitted via phone, fax or courier to a commercial imprinting, decorating or print vendor for quotation and/or fulfillment. After an order is placed, the process of preparing, printing, and delivering the order constitutes the fulfillment process.

The four phases of the print and promotional product purchasing process contain a number of inefficiencies and create numerous challenges for both purchasers and the vendors that serve this market, including:

Time-consuming.    In the manual ordering process, there are dozens of interaction and communication milestones that can involve significant travel and expense. If the finished product fails to satisfy the customer, the materials may be returned to the vendor to be reworked, or even redone, adding to the overall processing time.

Time-sensitive.    Promotional items are critical and often time-sensitive components in event planning where any delay could mean the difference between the success or failure of a tradeshow, seminar, or corporate sales call. As a deadline approaches, the overall manually iterative ordering process can exacerbate customer fears of non-execution or non-delivery.

Lack of control and guesswork.    For those using a traditional order form approach, the text-based order form is non-visual, which means that a print customer usually does not see how the overall design will look prior to production. Without a proof, a customer can only guess how the final product will look, resulting in an uncomfortable buying situation. Due to the constraints of a form-based creative process, a customer has limited control over creative design iterations.

Error-prone.    Even when submitting electronic design files, the quotation, order, and fulfillment phases are typically handled manually, increasing the potential for human error. Some of the factors that affect this error rate include incorrectly formatted or incomplete electronic design files or incomplete or illegible paper forms. Information is typically entered manually into the commercial vendor’s systems multiple times, greatly increasing the chances for typographical errors. Because an order is not usually accompanied by a visual proof, aesthetic interpretations are often necessary and can contribute to design variations that differ from customer expectations.

Cost-inefficient and labor intensive.    The process by which an order is prepared for production by the commercial vendor, known as prepress or pre-production, is generally manually oriented and labor intensive. Short-run orders are generally low-dollar transactions that can require the same amount of time, labor, and service as large orders. Consequently, they are less desirable to vendors and discourage process innovation and investment. Information is generally entered redundantly into various accounting, batching, and composite systems. As a result, manual proofing and physical movement of operating paperwork must be repeated throughout the production process.

Incomplete product offerings.    Because traditional commercial vendors generally offer a limited selection of customizable products, customers may have to contact several shops or design houses to fulfill even basic needs.

Limited product and order information.    Custom product ordering can be a complex process. As a result, the traditional broker, shop, or catalog customer representative may lack knowledge concerning product offering, pricing, and timing of delivery. After an order is placed, customers often have limited interaction with the servicing representative and, for standard product services, usually no direct interaction with the commercial vendor, making it difficult to track changes in order status and delivery time.

We believe that customers want a more efficient and reliable means to purchase promotional products and printing services. Likewise, we believe that commercial vendors want to take advantage of the efficiency and interactivity of the Internet to improve order management and increase sales. However, the vast majority of vendors have not been able to justify the resources required to build and maintain their own online imprinting systems.

iPrint Enterprise Solutions

Large enterprises are often impacted by the infrastructure costs necessary to order and control purchased products. To ensure total procurement cost savings, large enterprises have been implementing e-procurement and supply chain systems to improve gross margins and operating margins. Through our Company Merchandise Stores, which offer promotional merchandise, and our Corporate e-Print Centers, which offer custom printed stationery items, and our specialized print services, we offer corporations a self-service, online, cost-efficient solution to satisfy professional promotional product and printing needs. By utilizing our integrated enterprise system solutions, large corporations can realize the following benefits:

Streamlined professional buying process.    Our online technology streamlines the traditionally manual process for personalizing, ordering, and producing promotional products, corporate stationery and business products. The system also enables distributed ordering for companies with offices in multiple locations. Many of our systems are electronically connected to an extensive network of commercial vendors, further streamlining information flow, design, and order delivery.

Centralized control and accountability.    Enterprises need to manage both brand and non-authorized promotional product and print spending. Our online technology allows corporations to lock in branding and design requirements as needed. Approval is automated and can be linked into a corporation’s IT system, effectively increasing both the granularity of the purchase order process and the subsequent reporting process even across different geographic offices and intra-company departments.

Cost reduction.    A large enterprise’s procurement process, including the accurate completion of purchase requisitions, requisition routing for authorization, and submission of the approved purchase order to the vendor, is costly. Purchases that incorporate design requirements and collaboration are often manual and more complex than commodity procurement and, as a result, can be even more costly. By integrating our online, self-service technology into an enterprise’s e-procurement system, an enterprise can realize substantial operating cost reductions. In addition, because iPrint technology can be integrated into an existing ERP, e-procurement, or supply chain environment, implementation costs can be dramatically reduced or virtually eliminated.

Improved return on investment for enterprise e-procurement systems.    Large enterprises have been investing in ERP, e-procurement, and supply chain systems in an effort to improve gross margins and operating margins. The greater the cost reduction, the greater the return on investment large enterprises will achieve for the investment in their e-procurement systems. We believe this is an important motivator for corporations today and that our technology offers the enterprise improved return on investment for promotional product and print-related spending.

iPrint Small Business Solutions

While our primary focus is on enterprise customers, our ability to automate and aggregate print jobs in small quantities allows us to effectively service the high-margined printing needs of small businesses and individuals as well. Through our self-service, online print shop, www.iPrint.com, we offer small businesses a single place to satisfy professional printing needs. We offer small businesses and individuals the following benefits:

Convenience.    Our online website, www.iPrint.com, in addition to the websites of our private-labeled and affiliate partners (“retail website solutions”), are available 24 hours a day, seven days a week, from any Internet-enabled computer, and are self-service and user-friendly. Products can be shipped to virtually any location the customer chooses, enabling the entire process to be managed from the comfort of the office or home.

Simplified design and enhanced ordering process.    For products created through any of our retail website solutions, our technology enables the customer to design and view printed items prior to purchasing these products. We believe our “what-you-see-is-what-you-get” approach is superior to the non-visual, forms-based process traditionally used by print shops and office supply catalogs. This functionality increases reliability and customer satisfaction, and reduces the time it takes to complete an order. In our retail website solutions, our interactive design tools alert the customer to common mistakes and missing information, further reducing the possibility of an incomplete or inaccurate order and manual follow-up. Regardless of where a product is created, we route orders to the most appropriate printing plant given quantity, equipment, raw materials and geographical considerations.

Streamlined fulfillment process.    After an order is placed, we electronically send a ready-to-print graphic file and a job ticket file, which is a data file containing all of the attributes of an order including information like paper codes, ink codes and shipping information, to one of our certified commercial print vendors located throughout the United States. Our online, self-service print shop process virtually eliminates the prepress process for our commercial print vendors. We believe this significantly improves the accuracy of the order and substantially reduces the amount of time and effort required for the commercial printer to complete it.

Significant cost savings.    Through automation and aggregation, we are able to pass significant savings on to our customers as compared to the typical traditional print shop and design house, sometimes by as much as 50%. Further, we believe that we compete favorably on price with mail order catalogs but have a superior offering of customized printed products. Our retail website solutions operate online, enabling us to eliminate the costs of building and managing physical print shops or printing and distributing catalogs.

Broad range of services and professionally printed products.    We provide a one-stop shopping experience for a wide range of printed products and services. We believe our print product selection is superior to most traditional print shops and office supply catalogs. In our self-service retail website solutions, we offer thousands of options for print items in dozens of product categories, including business cards, stationery, checks, business forms, labels, rubber stamps, invitations, personalized Post-it® Notes, photo mouse pads, t-shirts, golf balls, coffee mugs, and many other items. Customers can design, view and modify a design, and either immediately place their order or save their work-in-progress and order at a later date. For print items or higher quantities not offered in our self-service selection, we respond to customer requests for specialized projects with customized quotations.

Comprehensive customer service.    We offer a broad range of customer services and communication, both electronically and by phone, during all phases of the ordering and fulfillment process.

iPrint Benefits to Backend Commercial Vendor Network

In addition to the benefits we provide to our enterprise and small business customers, we also provide significant advantages to our backend network of commercial vendors.

Based on our experience with commercial vendors, we believe our technology and “what-you-see-is-what-you-get” approach significantly reduces reprint-due-to-error rates and, in turn, streamlines production and eliminates costly production waste. Our automated, self-service approach virtually eliminates the prepress process for standard business production, thus reducing the actual cost of production while improving overall capacity utilization. Aggregation also presents a higher volume opportunity for our vendor partners. All of these factors facilitate cost savings, additional business opportunity, and higher throughput for our commercial print and promotional merchandise partners.

Our Strategy

Our objective is to be the leading provider of online and offline marketing and customized branding solutions to the business market. To achieve this objective, our strategy includes the following key elements:

Continue to expand our full-service promotional merchandise programs, using both our technology and our traditional direct sales force that we acquired as a result of our merger with Wood.  We aim to be the premier service company in the imprinted products business, globally recognized as a team of top professionals, focused on service, support and technology solutions for Fortune 1000 customers. While we believe our technology represents a significant advantage and opportunity, the company currently derives a substantial portion of its revenue from project-oriented, custom branded merchandise business secured through our direct sales force. Much of this business is with major corporations. We consider this business and the opportunities presented by the resulting business relationships, to be valuable, and we will continue to pursue it.

Continue to use our technology to expand our online custom merchandise and custom-print services.    We intend to capitalize on the technology and talent we have already put in place to grow our Internet-based business. Specifically, we intend to combine our Company Merchandise Stores with our Corporate e-Print Centers to offer clients both custom-branded merchandise and custom-printed stationery items on the same Internet-based technology platform. We intend to further enhance the customer-centric functionality of our technologies to improve order flow and reporting, expand our service offerings, facilitate more complete integration with vendors, expedite payment processing, and improve the overall efficiency and throughput of our system.

Develop an integrated technology and marketing relationship with key suppliers of Enterprise Resource Planning (“ERP”), e-procurement, and supply chain management software and environments.    We believe the e-procurement market is in a significant growth phase as enterprises strive to improve efficiencies. We intend to use our existing relationships with the leading ERP, e-procurement, and supply chain application providers to co-market our Company Merchandise Store and e-Print Center environments.

Expand our website property business through strategic marketing relationships.    We intend to continue developing relationships with leading brick and mortar printing organizations, as well as with leading destination websites and media companies, requiring or benefiting from an online printing presence. By developing these relationships, we believe we can increase usage of our online retail website solutions while decreasing customer acquisition costs.

Products and Services

Through our national direct sales force and Company Merchandise Store programs we offer full-service promotional merchandise solutions utilizing our technology. These products and services include:

•	Corporate branding program design;

•	Corporate branding program merchandising, including product selection, merchandising and sourcing of product;

•	Order processing;

•	Product fulfillment;

•	Call center customer service;

•	Website creation and management;

•	Graphic design;

•	Photography; and

•	Copy writing.

Through our retail website solutions, our customers can design, modify, proof and order over 3,500 products across dozens of product categories.

Using our online Design Studio™, a proprietary interface incorporated into our retail website solutions and Corporate e-Print Centers, our customers can personalize products using a wide range of graphics, fonts and other customization options. Online designing, proofing, and ordering significantly enhances the product buying experience, improves information flow through an organization, and with our backend printing network, reduces costs.

The following is a representative list of items that we offer:

Business and Stationery	Gifts and Apparel	Promotional
Business cards	Luggage tags	Caps
Business checks	Mugs	Golf balls
Labels	Polo shirts	Key chains
Letterhead	Sweatshirts	Mousepads
Memo pads	T-Shirts	Pens
Rubber stamps	Tote bags	Post-it® Notes

Within a given category, there can be hundreds of different products and product options from which a customer can choose. For example, within the labels category, customers may select from a broad range of address, shipping, business and other types of labels. After the type of label is selected, customers can then choose the size, design, text, font, layout and ink color to be printed on the label. Once they have personalized their label and proofed the exact design online, the customer or the sales representative only need to enter their billing and shipping information to complete the order.

The following graphic represents the steps involved in a typical order placed at our retail website, www.iPrint.com:

Customers can access our products and services through the following channels:

Custom Merchandise and Specialized Print Services

Within the broad scope of standard business services, organizations often have special product needs. These unique, project-oriented jobs may vary only in quantity from our existing website offering, or they involve items that may not be generally offered in our self-service Company Merchandise Store programs, such as clocks, briefcases, specialized banner production, or bound documentation. We promote the custom merchandise and specialized print services in several ways, including a national direct sales force, iPrint Company Merchandise Stores, Corporate e-Print Centers, www.iPrint.com, and our other retail website solutions. These orders often represent higher revenues than a typical short-run print job. We generate revenues from these orders based on the value of the products ordered by a customer. By their nature, the specifics and dollar amounts of these projects vary widely. We believe we are in a favorable position to provide custom merchandise and specialized print services to our current and future customers.

Company Merchandise Store Programs

Company Merchandise Store programs include online merchandise stores as well as selected offline print catalog offerings. A Company Merchandise Store or catalog may contain the same types of promotional items as offered in custom merchandise and specialized print services. Online Company Merchandise Stores are structured in a virtual mall environment from which clients are able to select their required promotional items. Offline product catalogs are structured in the same fashion as a department store catalog.

As we continue to emphasize online programs, we have the opportunity to increase service and decrease costs by encouraging offline catalog customers to use online programs. Company Merchandise Store programs typically service a client’s internal marketing department, individual employees, dealers, distributors, and customers. Company Merchandise Store programs also enhance the overall value of a client relationship by presenting additional sales opportunities for our custom merchandise and specialized print services.

Corporate e-Print Centers

Through our Corporate e-Print Center program, we supply technology and operating infrastructure to run customized e-printing centers for large enterprises, including organizations like Oracle and PeopleSoft. Our online corporate print centers can integrate into existing compatible ERP, e-procurement, or supply chain management environments or function in a stand-alone capacity. Depending on the specifics of the arrangement, we may generate revenue from set-up and activation charges, from reselling printed materials purchased from our backend vendor network, from a transaction percentage, or from some combination of all of the above. In some cases, our corporate customers may determine the vendor. Products offered at our Company Merchandise Stores and Corporate e-Print Centers vary depending on the requirements and desires of the corporate partner.

iPrint.com, Private-Labeled, and Affiliate Website Solutions

In addition to operating our own www.iPrint.com retail print shop, we supply the technology and operating infrastructure to run online print shop environments in a non-exclusive way to a variety of organizations, including companies like Microsoft, 3M, and OfficeMax. Affiliate relationships, which promote the iPrint.com brand usually pay a percentage commission on sales made through these online shops to the affiliate. Private-labeled relationships promote only the private-labeled party’s brand. Depending on the specifics of the arrangement, we may generate revenue either from orders placed on these websites based on the wholesale price of the products sold, from a fee based on revenue generated from the website, or some combination of product and transaction fees. In some instances, our private-labeled parties may determine pricing, as well as print and order fulfillment vendors. For private-labeled shops, the products offered vary depending on the requirements and desires of a particular partner.

iPrint has won numerous awards and recognition over the past few years, including:

•
The CIO Web Business 50 Award.    iPrint was honored by IDG’s CIO Magazine as one of the 50 outstanding Web sites that combine excellence in design and functionality to create a top-notch experience for their consumers, business partners and other users.

•
Innovation 100 Award.    iPrint was ranked by InformationWeek Magazine and Cap Gemini Ernst & Young as one of the leaders in defining and implementing innovative customer-centric business and technology strategies within the new connected economy.

•
Print-On-Demand Innovative Leadership Award.    CAP Ventures presented this award to iPrint for having achieved technological advances that extend the power, flexibility, and added value that characterize on-demand printing.

•
Inc./Cisco Growing with Technology Awards.    Inc. Magazine and Cisco Systems selected iPrint as a winner in the Online-Only: 21st Century Revolutionaries category for using network technology to create new ways of selling products and services, and establishing new markets in the industry.

•
InformationWeek E-Business 100.    iPrint was ranked #15 in InformationWeek Magazine’s list of the top 100 electronic businesses, recognized for its ability to effectively integrate business and technology, and achieve overall innovation in e-business.

•
Windows Magazine Best Business Sites.    iPrint was named to WINDOWS Magazine’s list of the 101 Best Business Sites, having been recognized for its quality of information, utility, solutions, and ability to help users maintain a competitive edge.

Customer Support

For all of our Company Merchandise Store Programs, Corporate e-Print Centers and our retail website solutions, we use comprehensive email and telephone-based support to aid our customers in the design and order process where appropriate. Our customer service professionals utilize proprietary software to access a customer’s current and past order history, ensuring efficient customer contact. We also have a comprehensive Frequently Asked Questions, or FAQ, facility in our Company Merchandise Stores, Corporate e-Print Centers, and our retail website solutions that explain each step of our processes and answer a variety of design and ordering questions. This enables customers to more easily complete their designs and orders and take advantage of our services.

Technology and Product Development

We significantly leverage our technology to support all of our services, including our strategic Company Merchandise Store Programs, Corporate e-Print Centers and our retail website solutions. Our technology is based on an integrated view of the entire procurement and production process. We provide a solution that integrates the customer ordering process with the production process in a scalable environment. For enterprise customers, our technology can be integrated with an ERP, e-procurement, or supply chain application in order to provide a seamless solution or can operate in a stand-alone capacity. Our retail website solutions can be accessed via simple Internet connectivity.

The computer software architecture of our products and services integrates high-performance, proprietary software modules with technology that we license from third parties. We also use hardware and software components from well-established vendors, including Cisco Systems, Dell Computers, Intel, Microsoft, America Online/Netscape Communications, and Sun Microsystems. The software supporting our Company Merchandise Stores, Corporate e-Print Centers, and our retail website solutions can run on a single machine or be distributed across multiple servers, depending on capacity requirements. Servers can be added or removed while the system continues to operate, allowing us to adjust capacity in a controlled manner while reacting quickly to market requirements. We physically host the servers at a remote location to allow for the uninterrupted operation of the websites in the event of a major system failure.

Our online products are conceived, designed and implemented through the collaboration of our internal engineering, marketing and production organizations. Our product design efforts are focused on improving our existing technology as well as developing new applications to address customer needs. We plan to continue employing a market-focused design approach by providing innovative technology that responds to and anticipates market needs for functionality, simplicity, style, and ease of use.

Sales and Marketing

We intend to utilize the national direct sales force we acquired as a result of our merger with Wood to gain additional revenue from existing Wood customers as well as to focus on new customer acquisitions by marketing our custom merchandise, specialized print services, Company Merchandise Store programs, and Corporate e-Print Centers. We also believe that there is an opportunity to greatly expand our market presence through strategic marketing efforts with the suppliers, resellers, and integrators of the ERP, e-procurement, and supply chain management environments that we support.

To license our retail technology, we will continue targeting those organizations that require an online retail print shop presence as well as working with traffic-generating partners to build our iPrint.com branded property.

Customers

For our custom merchandise, specialized print services, Company Merchandise Store programs, and our Corporate e-Print Centers, our target customers are the largest 10,000 companies in the United States, predominately the Fortune 1000 companies. iPrint has relationships with over 200 of the top companies and brand names in the world, including BP, Charles Schwab, Compaq, DuPont, Kraft Foods, Microsoft, OfficeMax, Oracle, PeopleSoft, Sun Microsystems, Washington Mutual and Wyeth Pharmaceuticals. In 2001, custom merchandise and specialized print services accounted for 65.8% of total revenue and the average order size was $2,539. In 2001, Company Merchandise Store program revenue represented 4.8% of total revenue and the average order size was $173. In 2001, Company Merchandise Store program revenue related to print represented 1.6% of total revenue and the average order size was $33.00.

For our private-labeled relationships, our target customers are those corporations that benefit from an online print shop presence. We target revenues at $100,000 on average per account per year. The retail website solutions that we build and operate target the high-margined printing requirements of predominantly small businesses of less than 100 employees. As of December 31, 2001, our own iPrint.com website had logged over 1.1 million unique, paying customers. Average non-promotional order value was approximately $62.00 while promotional order value was approximately $10.00 during 2001.

During the year ended December 31, 2001, no customer accounted for 10% or more of total revenue. One customer accounted for 10% of revenue for the year ended December 31, 2000.

Distribution and Fulfillment

Custom Merchandise and Specialized Print Services, Corporate e-Print Centers and Retail Website Solutions

Typically, product is shipped by one of our vendors directly to the customer. Normal turnaround time for an order that is sourced domestically is approximately two weeks. If we source the item from foreign suppliers, the average turnaround time is 60 to 90 days.

Company Merchandise Store Programs

Most Company Merchandise Store orders are sent directly from an iPrint business location to the customer, but they can also be shipped by the vendor directly to the customer. Orders sent from iPrint will be filled and shipped on the same or next business day as long as stock is on hand. If stock is not on hand, a back order is required and the merchandise is shipped once inventory is replenished or is shipped by the vendor. Customers either prepay for inventory or are contractually obligated for the value of any inventory held by iPrint.

Vendors and Manufacturers

iPrint has access to thousands of industry suppliers that specifically focus on promotional merchandise products. Through iPrint’s qualification process, iPrint has selected approximately 225 suppliers to participate in its Vendor Alliance Program, of which approximately 33 have qualified for iPrint’s Core Partner Program. Suppliers range from large, diversified entities to small, custom, one-item operations. Product customization is completed by either the supplier or by specialized vendors that take a “blank,” or undecorated item, and complete the required customization services.

iPrint qualifies its top vendors in three different ways:

Vendor Alliance Program

The focus of the Vendor Alliance Program is to specifically identify and categorize top suppliers based on financial strength, management expertise, and current and historical product and service quality. In addition, this program aims to achieve the most cost-efficient means of conducting business, which translates into more favorable pricing for the company’s clients. iPrint expects its vendors to assist in achieving peak efficiency by jointly investing in program analysis, technology, and training targeted at reducing costs and improving efficiency.

Core Partner Program

The focus of the Core Partner program is to document and evaluate vendor performance through a stringent process that is designed to provide incentives to vendors who ascribe to and adhere to specific standards. Core Partners are used to fulfill the orders of the company’s most discriminating customers. All vendors in this program have pledged to fill orders on an accelerated basis. In addition, these vendors have agreed to assume financial responsibility for late or incorrect orders.

International Partner Program

iPrint has developed relationships with international suppliers. These relationships enable iPrint to purchase high quality products at substantial discounts relative to domestic suppliers, up to 55% less than domestic pricing. This program also allows for completely customized products. In addition to improving gross margins, we believe that these relationships will enable the company to pursue much larger orders. Global partners also offer iPrint’s customer base a managed supply channel, which includes on-site quality control for each order produced. Because of the considerably longer fulfillment time and minimum purchase requirements between imported and domestically sourced items, approximately 18% of iPrint’s total vendor purchases are currently made from international sources.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws and confidentiality and/or license agreements with our employees and others, including the online organizations, large commercial printers and office supply chains with whom we have private-label and marketing relationships.

In the United States, we have currently filed three utility patent applications which are presently being reviewed by the U.S. Patent and Trademark Office. We may seek other patents in the future. All of the utility applications have pending international counterpart applications. The patents for which we have applied have not yet been issued. We have registered trademarks or pending applications for the iPrint name in the U.S. and other key foreign countries. We have registered trademarks or pending applications for related names in the U.S. In addition, we seek to avoid disclosure of our trade secrets by limiting access to our propriety technology and restricting access to our source code. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our technology or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competing companies may independently develop similar technology.

Competition

The promotional products market is intensely competitive and highly fragmented, with an estimated 18,000 local and regional promotional marketing companies and just a few dozen larger, national companies such as HA-LO Industries, 4Imprint, and Simon WorldWide, Inc. Many of these companies have long-term established relationships with their customers. In addition, we compete with business supply mail-order catalogs, many of which may benefit from offering a wider range of non-printed products. We also face direct competition from a variety of other organizations, including existing office supply chains and direct-to-corporate organizations. Overall, promotional products, marketing, and branding services compete for advertising dollars with other media such as television, radio, newspapers, magazines and billboards. Presently, about a dozen online organizations are vying for corporate attention and compete with aspects of our business, including ImageX, PrintCafe, 4Imprint.com, MadeToOrder.com and Branders.com.

Because we are also an online and offline alternative to traditional print shops and print brokers, we compete with these offline entities. The existing printing market is established, mature and intensely competitive. The short-run mass market printing industry in the United States is highly fragmented, with an estimated 50,000 local and regional printers. These printers are mostly independent but many are owned by larger consolidators. Many of these printers have long-term established relationships with their customers and provide geographic proximity as well as services that are not yet available online.

For mass-market items, price is generally not a principal method of competition, primarily due to the short-run nature of this type of production. We believe that convenience of ordering, breadth of product offering, shorter delivery time, and product quality all play a more important part in short-run, mass-market promotional and print-buying psychology.

Ultimately, we believe that the Internet will become an important source for the procurement of printed products targeted at businesses. Within this area, our principal direct competitors are Taylor Corporation and Discount Labels, who have developed online websites that permit customers to create, proof, and order popularly printed items directly online. While these companies have substantially more resources than iPrint, we believe we can be competitive because of our greater expertise in technology, especially in integrating with corporate ERP, e-procurement, and supply chain management environments.

We also compete with mail-order catalogs, which may benefit from offering a wider range of non-printed products than us. We face direct competition from a variety of other organizations, including existing office supply chains, procurement brokers, stationery houses, design houses, advertising specialty and print brokers, and photo and gift operations, many of which are in the process of developing their own online print services. We also face competition from the increasing sophistication of desktop printers which may lessen the need for professional offset and raised ink printing. In addition, companies that we do not currently compete with may become competitors in the future, either through the expansion of our technology and services or through their product development in the area of online print shops or through acquisitions. These companies could include Adobe Systems, America Online, and Microsoft Corporation. Some of our private-labeled printers may also terminate their agreements with us and offer competing print services.

The market for online print shops is new, rapidly evolving and highly competitive. We are aware of dozens of online print shops that provide some of the printing products and services similar to ours. Further, we are aware of hundreds of online businesses that offer some limited custom printing services. The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than iPrint and may enter into relationships to provide online printing services with larger, more established and well-financed companies. Some of our competitors may be able to enter into these relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved services that may compete with the services we market. New technologies and the expansion of existing technologies may increase competitive pressures on us. Furthermore, companies with whom we have relationships to provide online printing services may offer end-users the choice between our services and the services of one of our competitors, and future customers may also offer end-users a similar choice. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Employees

As of December 31, 2001, we had 203 full-time employees. Of these employees, 24 were in product development, 97 in sales, marketing and business development, 32 in operations and 50 in information systems, finance and administration. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain highly qualified sales, technical and management personnel. From time to time we also employ independent contractors to support our product development, sales, marketing, business development, and finance and administration organizations. As of March 15, 2002, we had approximately 170 full-time employees.

RISK FACTORS

You should carefully consider the following risks and uncertainties together with all of the other information included in this report, before you make any decision regarding an investment in our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to, among other things, our business, financial condition and results of operations. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks factors described below and elsewhere in this report. We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Before making a decision regarding an investment in our common stock, you should be aware that the occurrence of the events described in these risk factors could harm our business, results of operations, and financial condition.

We have never been profitable, had an accumulated deficit of $69.4 million as of December 31, 2001 and, as a result, we may be unable to continue as a going concern.

If we fail to increase our revenues and achieve profitability, we may be unable to continue as a going concern. iPrint incurred net losses of $13.4 million in 1999, $36.0 million in 2000 and $17.6 million in 2001. As of December 31, 2001, we had an accumulated deficit of $69.4 million. To become profitable, we must increase our revenues by obtaining new customers and generate additional revenues from existing customers, control our costs and improve our gross margins. We may not have any revenue growth, our revenues could decline, and we will incur losses for the foreseeable future. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

We may be unable to meet our future capital requirements, which could cause us to be unable to continue as a going concern. Any attempts to raise additional capital in the future may cause substantial dilution to our stockholders.

In addition to our revolving line of credit, we may need to seek additional funding in the future and it is uncertain whether such funding will be available on favorable terms, if at all. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from operations will be sufficient to meet our working capital and operating expenses for the next 12 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, then we will need to reduce expenses further through a variety of cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

We are not in compliance with specific financial ratios and other covenants contained in our revolving line of credit, which may prevent us from requesting advances under the facility.

Our revolving line of credit with a commercial lender contains specific financial ratios and other covenants that must be complied with in order for us to request advances under the facility. These ratios and covenants include, among other things, current ratios, net worth ratios, maximum EBITDA losses, and covenants regarding the collateral and the operation of our business. As of December 31, 2001, we were no longer in compliance with such covenants. We are currently engaged in discussions with our lender to allow us to continue to borrow funds from the credit facility. If we become unable to request advances under the revolving line of credit, we may not be able to meet our spending needs, which could seriously harm our business.

We have been notified by our commercial lender that if we are unable to regain compliance with specific financial ratios and other covenants in our revolving line of credit, it may require repayment of all outstanding amounts borrowed under the facility.

Our revolving line of credit with a commercial lender contains specific financial ratios and covenants that must be complied with in order for us to request advances under the facility. These ratios and covenants include, among other things, current ratios, net worth ratios, and maximum EBITDA losses. As of December 31, 2001, we were no longer in compliance with such covenants. As a result, our lender presently has the right to demand repayment of all outstanding funds borrowed under the facility if we are unable to regain compliance with such covenants. As of March 25, 2002, there was $5.5 million outstanding under the facility. The revolving line of credit is secured by substantially all of our assets. If we are unable to repay amounts previously borrowed under the line of credit, the lender may elect to acquire substantially all of our assets, which could prevent us from continuing our operations and would have a material adverse effect on the value of your investment in our common stock.

We are subject to restrictive covenants in our credit agreements that limit our flexibility in managing our business.

Our revolving line of credit contains numerous restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing line of credit is, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur additional debt, specifically including additional debt under the senior secured credit facilities, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

Limitations on the availability of credit extended to us by our manufacturing or outside commercial print vendors could have a material adverse effect on our business.

Many of the vendors on whom we rely to fulfill our customers’ orders have historically extended credit to us. As a result of, among other things, our current financial situation, the bankruptcy filing of HA-LO, and the current economic environment in the United States, some vendors have notified us that they will limit the amount of credit they will extend to us, and instead, may require some portion of the payment at the time an order is placed. In these situations, if we are unable to pay our vendors at the time an order is placed, we may be unable to fulfill the orders we receive from our customers, which could cause us to lose customers and have a material adverse effect on our business and results of operations.

Failure to successfully integrate and to achieve the anticipated benefits of our recent merger with Wood could harm our business and results of operations.

We anticipate that our recent merger with Wood will result in benefits for the combined company. Achieving these benefits will depend on a number of factors, some of which include:

•
assimilating our online printing and e-procurement services with Wood’s traditional custom imprinting services, which are comprised of printing, embossing, and decorating services, and our promotional products and services;

•	integrating the operations and information systems of the two companies;

•	retention of key management, marketing, sales and technical personnel;

•	retention of key customers and vendors;

•	our ability to maintain and increase our customer base and increase the sales of our products and services;

•	our ability to keep up with industry trends and technological advances and to adjust to changing market conditions;

•	developing new products and services that effectively use the assets of both companies; and

•	competitive conditions in the online printing and custom imprinting and promotional markets.

The execution of these tasks involves considerable risk and may not be successful. We cannot assure you that the anticipated benefits of the merger will be achieved. The failure to achieve anticipated benefits could harm our business, financial condition and results of operations. In addition, the former Wood shareholders and iPrint have indemnification obligations to each other, which may have an adverse financial impact on each.

Purchase business combination accounting may adversely affect iPrint’s operating results.

Our acquisition of Wood Alliance, Inc. has been accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. We have recorded the following as the cost of acquiring Wood:

•	the market value of our common stock issued in connection with the merger;

•	the fair value of the options to purchase Wood common stock that were converted into options to purchase iPrint common stock in connection with the merger; and

•	the amount of direct transaction costs we incurred.

We have allocated the cost of the items described above to the individual assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values. Identifiable intangible assets with finite lives will be amortized over those lives. Intangible assets, including goodwill, with indefinite lives will not be amortized. The amount of purchase costs allocated to goodwill and identifiable intangibles are $25.5 million and $400,000, respectively. Pursuant to Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” goodwill will no longer be subject to amortization over our estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment based on a fair value test. An impairment of goodwill based on a fair value test may have a material adverse effect on iPrint’s earnings and the market value of iPrint common stock following the completion of the merger. Given the decrease in our stock price, it is probable that we will write down goodwill to fair value in the first quarter of 2002.

Our quarterly results may be difficult to predict and are likely to fluctuate, which may have an impact on our stock price.

Our quarterly revenues, expenses and results of operations have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. iPrint has historically competed in supplying and distributing technology and products to the general commercial printing sector, which is typically characterized by individual orders from customers for specific printing projects rather than long-term contracts. Wood Alliance has historically competed in supplying custom merchandise to corporate clients, which is similarly characterized by individual orders for specific projects. Continued engagement for successive jobs depends on the customers’ satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Many of Wood’s customers have tended to use a greater portion of their advertising and promotional budgets in the latter half of the year, which historically has resulted and may continue to result in a disproportionately large share of net sales being recognized in the third and fourth quarters. General and administrative expenses are incurred relatively evenly throughout the year, which historically has resulted and may continue to result in a disproportionate share of our net income being reported in the third and fourth quarters. Therefore, the operating results for one quarter may not be a reliable indicator of the results to be expected in any future quarter. Further, our results of operations may fall below market analysts’ expectations in some future quarters, which could lead to a significant decline in the market price of our common stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

•	our ability to obtain new customers, retain and increase sales to existing customers, and cross-sell products and services historically offered by iPrint and Wood to each other’s customers;

•	our ability to successfully manage the process of qualifying our technology, products and services with our customers;

•
changes in operating expenses and capital expenditure requirements unrelated to the merger, in particular as a result of further restructuring actions to reduce facility and workforce expenses, and purchases and implementation of computer and communications equipment to support enhanced business infrastructure requirements, technology and infrastructure expansion and increased website traffic;

•	the decline in price of, or demand for, the products and printing services offered;

•	changes in the mix of products and printing services sold;

•	the timing of customer orders, in particular orders for specialized print services;

•	increased competition;

•	changes in personnel, management or vendors; and

•	general or industry-specific economic conditions.

Based on the factors described above, our quarterly revenues, expenses and results of operations will be difficult to predict.

Our Securities May Be Delisted From the Nasdaq National Market System.

The Nasdaq Stock Market, Inc. has notified us that it may delist our common stock from The Nasdaq National Market if we fail to meet the $1.00 per share minimum bid price or the $5 million minimum value of public float requirement for 10 consecutive trading days prior to May 15, 2002. We currently do not comply with either of these requirements. If we do not meet both requirements by May 15, we may appeal a determination that our shares of common stock be delisted from the National Market, or we may apply to transfer our securities to The Nasdaq SmallCap Market. For the SmallCap application, we would not need to meet the $1.00 minimum bid price requirement, and the public float requirement would be $1 million. If our application is accepted, we would then have until August 13, 2002 to comply with the $1.00 minimum bid price requirement. If we were unable to meet this requirement but could demonstrate compliance with the core initial SmallCap listing standards (either net income of $750,000, stockholders’ equity of $5 million, or market capitalization of $50 million), we would then have an additional 180 days to regain compliance with the $1.00 bid price requirement under the current rules.

Should our common stock be delisted from The Nasdaq National Market and an application to transfer to the Nasdaq SmallCap Market be denied, the market price and liquidity of our common stock would be materially adversely affected. In those circumstances, our common stock would trade on the non-Nasdaq over-the-counter market. In such event, one would have to trade our common stock on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, you likely would find it more difficult to trade in or obtain accurate quotations as to the market price of our common stock.

In the event that our common stock is delisted from Nasdaq and trades below $1.00, it may be subject to the requirements of the rules relating to “Penny Stocks.”

Non-Nasdaq equity securities trading under $1.00 per share which fail to meet minimum net tangible asset or average revenue criteria are subject to the requirements of the rules relating to “Penny Stocks” under Section 15(g) of the Securities Exchange Act of 1934, as amended, which impose additional disclosure requirements upon broker-dealers in connection with any trades involving such stock. Such securities may also become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes sales practice requirements upon broker-dealers involving the suitability of customers to buy the stock. The additional burdens imposed upon broker-dealers could discourage them from effecting transactions in our common stock and/or affect their ability to effect such transactions. This event could materially adversely affect the market price and market liquidity of our common stock.

The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for individual security holders.

The market price for our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly results of operations;

•	announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and/or online commerce industries;

•	changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

•	volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	pending and potential litigation; and

•	changes in our Nasdaq listing status.

From March 8, 2000, the first day of public trading of our common stock, through March 14, 2002, the closing sales prices for our common stock fluctuated between $24.00 and $0.15. On March 14, 2002, the closing price of our common stock was $0.15. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in this report in which we are currently involved, we are involved in any additional securities class action suits, it could result in further, significant costs and diversion of our management’s attention and resources, and would cause the price of our securities to fall.

The market for online-based corporate e-printing services for enterprise purchasing systems is at an early stage, and our business will suffer if this market does not develop as we anticipate.

The rapid adoption of online e-printing services for corporations is crucial to our future success. The market for these services is still at an early stage of development, which makes it difficult to predict our potential size or future growth rate. If this market does not develop, or develops more slowly than anticipated, our business, financial condition, and results of operations could be seriously harmed and may not succeed.

In January 2001, we introduced our e-printing technology and infrastructure, which are the systems and processes that allow us to connect our information systems with our enterprise customers and manufacturing vendors. e-Printing enables employees of our customers to directly place print orders via the customers’ Intranets and enterprise purchasing systems. Many of our customers are addressing issues such as technology, technology integration, security, billing, delivery and customer service for the first time in a self-service, online-based print creation and ordering environment. In many cases, organizations must change established business practices to use our services. We must undertake the time-consuming and expensive process of educating these customers and their employees on the use and benefits of self-service, online-based ordering environments. If significant numbers of enterprise customers are not willing to change the method by which they use imprinting services, our business, financial condition and results of operations will suffer.

Traditionally, we have encountered risks and difficulties in implementing our technology and infrastructure, which include:

•	obtaining a substantial number of new corporate and business customers;

•	converting a large portion of our customers into repeat business;

•	successfully developing corporate e-procurement business;

•	expanding the number of certified vendors and improving our technological and logistical connections to these vendors; and

•	successfully scaling the size and cost of our operations to be commensurate with our revenue.

The printing industry and newly emerging e-printing businesses are highly competitive and intense competition could negatively impact our business.

The printing industry and e-printing markets are highly competitive. We compete primarily with Taylor Corporation, Discount Labels, Corporate Express, ImageX.com, and Lason, as well as thousands of traditional print distributors. These and other competitors may be able to establish or expand printing solutions more quickly, adapt to new technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily than us. Our competitors may also establish strategic relationships among themselves to compete more effectively against us.

Our competitors vary in size, in scope, and in the breadth of the products and services they offer. Competition in the short-run printing market is intense and we expect this competition to dramatically increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business, financial condition and results of operations. If we cannot compete successfully against our current and future competitors, our business will fail.

The promotional merchandise industry is highly fragmented and competitive, and intense competition could negatively impact our business.

The promotional merchandise industry is highly fragmented and intensely competitive. In the promotional merchandise industry, we compete primarily with HA-LO Industries, Simon WorldWide, Inc., Corporate Express, American Identity, and Geiger, Inc., as well as thousands of traditional distributors. Many of these distributors have long-term established relationships with their customers. In addition, we also compete with business supply mail-order catalogs, many of which benefit from offering a wider range of non-printed products than us. We also face direct competition from a variety of other organizations, including existing office supply chains and direct-to-corporate organizations. Some of our competitors are manufacturers as well as distributors and may enjoy an advantage over us with respect to the cost of the goods they manufacture. Existing competitors, and companies that may enter the market, may have substantially greater financial and other resources than us. We also compete for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. There can be no assurance that we will be able to compete successfully against current and future promotional marketing industry competitors or that competitive pressures we face will not materially adversely affect our business, results of operations and financial condition.

The bankruptcy filing by one of our primary competitors could have a material adverse effect on our business, financial condition and results of operations.

One of our primary competitors, HA-LO Industries, Inc., has announced that it has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The filing, made in the United States Bankruptcy Court in Wilmington, Delaware, seeks protection for HA-LO’s U.S. promotional products business, including its Lee Wayne subsidiary. HA-LO may reduce its purchases from, and delay its payments to, our vendors, which may in turn cause our vendors to become insolvent. We use many of the same vendors as HA-LO, and as a result, we may be delayed in fulfilling our customers’ orders and may lose customers, both of which could seriously harm our business. Also, HA-LO’s bankruptcy could cause uncertainty throughout the promotional merchandise industry, which could seriously harm our business or adversely affect the trading price of our common stock.

Our complex technology and infrastructure, technologies, processes and products may contain undetected errors or defects that could result in limited capacity, reduced demand, or costly litigation.

Our technology, infrastructure, processes and products are complex and may contain undetected errors or failures when they are first introduced. These errors or failures may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. In the past, we have experienced delays in website releases, lost revenues, and customer dissatisfaction during the period required to correct these errors. We may in the future discover errors, including scalability limitations, in current or future releases. In addition, a delay in the commercial release of any future version of our technology, infrastructure, processes and products could seriously harm our business, which may include costly litigation against the company.

If we are unable to develop, market and sell new products that address additional market opportunities and develop new technology that meets emerging industry standards, our results of operations may suffer.

Although our current products and technology solutions are designed to streamline the printing and print procurement process, and have garnered new business opportunities, demand may shift to other market segments in the future. Accordingly, we may need to develop, market and sell new products and technology solutions that address additional printing market segments to remain competitive in the printing and promotional merchandise industries. We cannot assure you that we will successfully create new imprinting products, address new market segments, and develop a significantly deeper customer base. Any failure to address additional market opportunities could harm our business, financial condition, and results of operations.

If our efforts to gain entry and to develop our enterprise e-printing services are not successful, our business could fail. Our success will depend primarily upon our ability to acquire enterprise e-printing customers through direct sales. Consequently, we must attract and maintain sales personnel with sufficient experience and capabilities to generate this business.

Furthermore, we must successfully enhance and scale our current technology and infrastructure or our business could fail. If we fail to achieve such enhancements on a timely and cost-effective basis, or if these enhancements do not achieve widespread market acceptance, our business will suffer. Similarly, if we do not make timely and cost-effective improvements to our other technologies and processes, it will not be able to grow significantly. Additionally, the life cycles of our technological enhancements and the rate at which our technology and processes must scale are difficult to predict because the company operates in a new and emerging market that is characterized by rapid technological change, changing customer needs and evolving industry standards.

The introduction of products and services, from both the traditional printing industry and the Internet and software commerce sector that employ new technologies and standards, could render our existing products or services obsolete and unmarketable.

To be successful, we must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve broad market acceptance. In our efforts to develop these types of products and services, we may:

•	be unable to cost-effectively or in a timely manner develop, market or sell these products;

•
encounter products, capabilities or technologies developed by other companies or entities that render our products and services obsolete or noncompetitive, or that shorten the life cycles of our existing products and services; or

•	experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

If we are unable to protect our intellectual property, our business will suffer.

Our success will depend upon our proprietary technology. We have several pending patent applications. We also claim a number of trademarks, twelve of which are pending or registered in the U.S. Patent and Trademark Office. In addition, the iPrint trademark is pending or registered in several foreign jurisdictions. The Company continues to use the Wood trademarks, which are not registered. Traditionally, Wood has relied upon common law to protect its trademarks. We cannot predict whether we will receive patents for our pending or future patent applications. In addition, the laws of some of the foreign countries in which we will sell and manufacture our products may not protect our products and intellectual property rights to the same extent as the laws of the United States.

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, and we may lose customers. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, contractual provisions, trade secrets, and patent, copyright and trademark laws. In addition, we seek to avoid disclosure of our trade secrets through a number of means, and to protect our proprietary technology, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our proprietary rights with respect to our technology and infrastructure may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in online-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software or code exists, software piracy can be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us or our other intellectual property.

Our technology may be subject to infringement claims that could harm our business.

We may become subject to litigation regarding infringement claims alleged by third parties. If an action is commenced against us, our management may have to devote substantial time and resources to defend these claims. An unfavorable result could have a material adverse effect on our business, financial condition and results of operations and could limit our ability to use our intellectual property.

In addition, other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to offer our printing services competitively. Third parties could assert, and it may be found, that our technologies infringed their proprietary rights. As a result, we could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

•	pay monetary damages;

•	cease using key aspects of our technology that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right; and

•	redesign some or all of our technology and infrastructure.

In the event of a successful claim of infringement against us and a failure or inability to license the infringed technology, our business, financial condition and results of operations would be significantly harmed.

A substantial portion of our revenues will be derived from customers with whom we have not entered into binding contracts.

A substantial portion of our revenues are derived from customers with whom we have not entered into binding contracts. As a result, these customers will not be obligated to purchase the products and services we offer. In addition, these customers have a variety of suppliers from which to choose and therefore could make substantial demands on us. If we were unable or unwilling to meet these demands, we could lose one or more of our key customers, and our business, financial condition and results of operations could suffer.

If we are unable to attract customers who have long-standing relationships with traditional print vendors, our business could be harmed, including our enterprise purchasing business.

To succeed, we must attract new customers, many of whom may have personal and long-standing relationships with traditional print and design shops, promotional marketing companies, catalog vendors and office supply chain and stationery stores. If we are unable to attract customers for their printing or promotional merchandise needs, our revenues will not grow and our stock price will decline. Traditional print and design shops have many advantages which we will not be able to offer our customers, including physical proximity and the ability to store and maintain designs, negatives or print plates on our premises. In addition, catalog vendors may be better able to combine orders to achieve economies of scale and may be more convenient for customers that also want to purchase non-printed products, such as office furniture. Office supply chains and stationery stores may also have better brand recognition than us.

If we are unable to retain our current key personnel and attract additional key personnel, our business may be seriously harmed.

Our success will depend upon the continued contributions of our key employees, in particular our senior management, research and development staff, process control, customer support, and sales and marketing personnel. We have experienced significant changes in the composition of our senior management since our merger with Wood Alliance. If we continue to experience significant changes in the composition of our senior management or if we lose the services of one or more of our key personnel, our business could be seriously harmed.

Our future success will also depend on our ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Salaries of all of our employees have been reduced in order to reduce our cost of operation. Competition for qualified personnel in these areas is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We may fail to attract and retain qualified personnel, which could have a negative impact on our business and financial condition.

If we are unable to attract, motivate and retain high quality sales representation, our business may be seriously harmed.

Wood’s success has historically depended on its ability to attract, motivate and retain high quality sales representatives. Although we are not dependent upon any one or any affiliated group of sales representatives for a material amount of revenues, should a sales representative’s relationship with us be terminated, customers serviced by the representative may cease to purchase our products and services. There can be no assurance that there will not be a significant turnover rate in the future.

Any failure on the part of outside commercial print or manufacturing vendors to fulfill orders in a timely and cost-effective manner could seriously harm our business.

We depend on outside commercial print and imprinting vendors, including vendors located outside of the United States, to print and fulfill our customers’ orders. Any failure on the part of these vendors to fulfill such orders in a timely and cost-effective manner could seriously harm our business. To date, we have certified approximately twenty commercial print vendors to fulfill our orders for our online and offline businesses and we have relationships with approximately 200 commercial imprinting vendors, however, we do not have long-term contracts with any of them. If one or more of our vendors failed to satisfactorily fulfill our customers’ orders, we would be required to find and qualify additional vendors. Furthermore, if our vendors increase the prices they charge, our selling prices or our margins will be adversely affected, which may make us less competitive and harm our online and offline businesses, and to a lesser extent, our specialized print services business.

It typically takes between four and eight weeks to certify and integrate a commercial print and imprinting vendor into one of our website businesses, and we may be delayed in fulfilling our customers’ orders should existing vendors fail to satisfactorily fulfill them. As a result, we may lose customers and our business could be harmed. In addition, for several products, we only have one commercial print vendor. If that vendor were to stop printing these products and we were unable to certify a new vendor in a timely manner, we would be unable to fulfill orders and our business would be adversely affected.

Because we own only limited inventory, we rely on our commercial print and imprinting vendors to maintain an adequate stock of raw materials needed to create their products. Any failure of these vendors to maintain adequate inventory to fulfill our needs could result in delays in product delivery and customer dissatisfaction. This in turn could harm our business.

If our vendors decide to compete directly with us, our business could be harmed.

Any of our vendors could enter into competition with us and may enjoy a competitive advantage with respect to the cost of goods they manufacture. Entry into the distribution market by our vendors could harm our business, financial condition and results of operations.

Some of our customer contracts require us to maintain a promotional products inventory as part of our business arrangement. As of December 31, 2001, the value of such inventory maintained by us was $2.0 million. Although our contracts require that the customer pay for any unused inventory at the end of the contract, in the event that these customers fail to reimburse us for this expense or excessive inventory is carried for long periods of time, our business and results of operations will be adversely impacted.

Our business is subject to risks associated with conducting business internationally.

Our business is subject to risks normally associated with conducting business outside the United States, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which our commercial imprinting vendors, raw materials suppliers, and service providers are located. Our business may also be adversely affected by the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions. Although our business is not focused in any particular country, if any of the foregoing factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, our business and operating results could be adversely affected.

A failure by outside delivery services to timely deliver customers’ orders could seriously harm our business.

We depend on outside delivery services, including the United States Postal Service, Federal Express and U.P.S., to deliver print orders to our customers. These delivery services have failed in the past, and may fail in the future, to deliver print orders to our customers on a timely basis. Any failure on the part of these outside services to deliver orders in a timely and cost-effective manner could seriously harm our business.

If we fail to successfully enhance and scale our technology and infrastructure our business may be seriously harmed.

If we are unable to enhance and scale our current technology and infrastructure, including technology and infrastructure created for servicing our enterprise purchasing business, on a timely and cost-effective basis, or if these enhancements do not achieve widespread market acceptance, we will be unable to grow, will miss market opportunities and our business will be seriously harmed. Similarly, if we do not make timely and cost-effective improvements to our other technologies and processes, our business will suffer. The life cycles of our enhancements and the rate at which our technology and processes must scale are difficult to predict because we currently operate in a new and emerging market that is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products and services, from both the traditional imprinting industry and the Internet and software commerce sector, that employ new technologies and standards could render our existing products or services obsolete and unmarketable. For example, our technology that enables our customers to compose their imprinted designs in electronic format is written in the software language C++. If a new software language, such as Java, becomes standard in the imprinting industry, we may need to rewrite this technology in another software language to remain competitive. Any need to rewrite such technology would be costly and could result in significant interruptions to our business.

To be successful, we must offer products and services that keep pace with technological developments and emerging industry standards, address the changing and increasingly sophisticated needs of our customers and achieve broad market acceptance. In our efforts to develop these types of products and services, we may:

•	not be able to timely or cost-effectively develop and market them;

•
encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services; or

•	experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

If we fail to adequately maintain and enhance the computer and telecommunications equipment required to support our technology and infrastructure, our business will suffer.

The performance of our technology and infrastructure depends on the operation of our computer and telecommunications equipment. We have retained a third-party company to house some of our critical servers and related equipment. However, we have limited data backup capabilities. If we fail to adequately maintain and enhance our equipment, our technology may not be available to our customers. Any system failure, including any network, software or hardware failure, that interrupts or increases the response time on our websites or infrastructure could decrease customer usage of our services and damage our reputation. In addition, damage to our computer and telecommunications infrastructure from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events may seriously disrupt our service and devastate our business, particularly since we have limited data back up capabilities.

We may be harmed if we are unable to obtain and maintain licenses to, and to integrate, third-party software and applications.

We rely on technology that we license from, or use in conjunction with, third parties, including software that operates on a stand-alone basis or is integrated with internally developed software to perform key functions. The functionality of our technology and infrastructure depends upon our ability to integrate the third-party software into our environment. We may license additional software from third parties in the future to add functionality to our existing services. If our efforts to integrate third-party software into our technology and infrastructure are not successful, functionality and response times may be limited, customers may not use our services and our business may be seriously harmed.

We may be harmed if a provider from whom we obtain technology and services ceases to deliver and support reliable products or fails to enhance our current technology.

We rely on technology that is licensed from and operated by a third party to support key marketing programs for some of our clients. The third-party technology may not continue to be available to us on commercially reasonable terms, or at all. The loss of, or inability to maintain or obtain, the technology and services could disrupt or delay our ability to supply key services and products or force us to limit the features of our offerings. Either alternative could harm our business and results of operations.

Our e-Print Center and private-labeled websites and business are subject to significant risks which may cause these websites to fail.

The terms of some of our e-Print Center and private-labeled relationships have been heavily negotiated and are likely to vary significantly in the future. Our future revenue growth from these websites will depend on the success of these efforts which are subject to a number of significant risks. These risks include the need to:

•	optimize the manageability of our technology and infrastructure;

•	enhance the features and offerings of our technology and infrastructure to achieve widespread commercial acceptance of our services;

•	increase our internal resources to support planned growth of these websites; and

•	rely on our partners to promote our services through online and offline means.

If we do not successfully address these risks, our private-labeled websites may not succeed, and revenues from that source may not increase.

We expect revenues from our private-labeled business to be concentrated in a relatively small number of strategic relationships and the loss of any significant strategic relationship could harm our business.

We may attract only a small number of desired customers to participate in our private-labeled programs. In addition, this business may derive a significant portion of revenues from these desired customers’ relatively small number of participating clients in the future. A significant decline in revenues from any one of these partners will adversely affect the success of our private-labeled and affiliate businesses, and cause either or both to fail.

Ordering imprinted products over the Internet has not been widely adopted, and if businesses and consumers do not adopt the Internet as a commerce tool, our business could be seriously harmed.

Prior to our merger with Wood, we derived approximately half of our revenues from the provision of imprinting services over the Internet, and Wood derived approximately 10% of its revenues from the provision of promotional products over the Internet. If businesses and consumers do not use the Internet as a commerce tool, our product differentiation will be minimized and thus revenues will not grow and operations will suffer. Because the procurement of print and promotional merchandise on the Internet is in its infancy, it is difficult to estimate the size and growth of this market, if any. To date, many businesses have been deterred from using the Internet to procure goods and services for a number of reasons, including concerns relating to security, quality of service, product quality, reliability, billing and delivery of products. Even if the Internet becomes a standard tool that businesses and consumers regularly use, there can be no assurance that it will be effective or reach broad market acceptance for obtaining imprinting services.

Technology advancements could adversely affect or reduce the demand for our products and services, which would harm our business.

Technological innovations are common in the printing industry, especially given the rapid advancement of computer and communications technologies. Home printing systems are yielding more professional results which may reduce demand for offset and thermo-graphic professional printing. Information previously distributed on paper is now being distributed electronically in an almost effortless fashion. As technology further enables and enhances these alternative communication methods, our business may suffer if it experiences a corresponding decrease in demand for our products and services.

Potential imposition of governmental regulation on electronic commerce and legal uncertainties could limit our growth.

The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services, and intellectual property ownership. The application of existing laws to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation is uncertain. Numerous state and local representatives have expressed a desire to impose taxes on sales over the Internet to consumers and businesses in their jurisdictions. The Internet Tax Non-Discrimination Act has generally imposed a moratorium through November 2003 on the imposition of some kinds of consumer-related taxes, other than sales or use taxes, in connection with Internet access and Internet-related sales. After this moratorium expires and if no further legislation is adopted by Congress, state and local taxing authorities will be free to impose these taxes on sales of goods and services over the Internet, which could substantially hinder the growth of Internet-based commerce, including sales of our products and services.

We rely on a continuous power supply to conduct our operations, and any disruption could adversely affect our operations and increase our expenses.

California has been subject to energy crises that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our their current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Our production technology and infrastructure system is housed in a third-party co-location facility, which has additional backup power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

We are subject to pending legal proceedings.

Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, several of our officers and directors, and several underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 7, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, our post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000.

The cases have now been consolidated. We intend to vigorously defend against the action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

In addition to the litigation described above, from time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.

We are controlled by our executive officers, directors and major stockholders whose interests may conflict with yours.

Our executive officers, directors and major stockholders beneficially own approximately 51% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of our company, which could reduce the market price of our common stock.

Provisions in our restated certificate of incorporation and bylaws, including those adopted at our 2001 annual meeting, may have the effect of delaying or preventing a change of control or changes in our management. In addition, provisions of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2     PROPERTIES

Our principal offices are located in leased facilities in Santa Clara, California, and consist of approximately 10,400 square feet and has a term of twenty-five years. In addition to our principal office space in Santa Clara, California, we also lease 10,540 square feet in Redwood City, California under a multi-year lease that expires September 2003.

In addition, we lease office, warehouse and sales office space in 17 other locations in 10 states. Leases for these sales offices and warehouse facilities have terms generally ranging between one to five years. Aggregate lease payments in fiscal 2001 for all leased properties were approximately $1,029,000.

A map of the our current business office locations is displayed below:

Map of Sales Office Locations

We believe that our existing facilities are adequate for our current needs or that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3     LEGAL PROCEEDINGS

Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, several of our officers and directors, and several underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 7, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, our post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000.

The cases have now been consolidated. We intend to vigorously defend against the action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

In addition to the litigation described above, from time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

iPrint held a special meeting of stockholders in Los Gatos, California on October 24, 2001. The matters voted upon and the voting of the iPrint’s stockholders are as follows:

1.    A proposal to (i) authorize the issuance of an estimated maximum of 32,127,377 shares of iPrint common stock, including shares subject to options to purchase iPrint shares, with such maximum amount to be adjusted pursuant to any stock splits, combinations, stock dividends or the like, (ii) amend iPrint’s 1997 Stock Option Plan to increase this plan’s share reserve by 3,500,000 shares of iPrint common stock, with such amount to be adjusted pursuant to any stock splits, combinations, stock dividends or the like, and to permit the new shares to be granted as incentive stock options, and (iii) amend and restate iPrint’s certificate of incorporation to fix the size of board of directors at seven (7) and provide for the requirement of, for a period of one year following the closing date of the merger with Wood Alliance, Inc., at least a 66 2/3% vote of the board of directors of iPrint in order to fill any vacancies, nominate new members, or to increase the size, of iPrint’s board of directors, all in connection with the merger agreement, dated as of June 23, 2001, as amended and restated on August 30, 2001, by and among iPrint, Metal Combination Corp. (“Merger Sub”), a California corporation and wholly-owned subsidiary of iPrint, Wood Alliance, Inc. (“Wood”), a California corporation, and, solely for purposes of Article VIII and Article X thereof, James D. Childers, as shareholders’ representative, pursuant to which Merger Sub will merge with and into Wood, and Wood will become a wholly-owned subsidiary of iPrint.

For	23,131,095
Against	141,801
Abstain	11,973
Broker Non-Votes	5,021,863

2.    A proposal to approve each of nineteen separate alternative amendments to iPrint’s certificate of incorporation to effect a reverse split of its outstanding Common Stock, by a ratio of 1-for-2, 1-for-3, 1-for-4, 1-for-5, 1-for-6, 1-for-7, 1-for-8, 1-for-9, 1-for-10, 1-for-11, 1-for-12, 1-for-13, 1-for-14, 1-for-15, 1-for-16, 1-for-17, 1-for-18, 1-for-19 or 1-for-20 (as if each amendment is being submitted as a separate proposal), with one of such amendments containing the final reverse split ratio to be determined by iPrint’s board of directors, which shall have the right to abandon any or all of such amendments.

For	28,112,218
Against	190,175
Abstain	4,339
Broker Non-Votes	0

ITEM 4A     EXECUTIVE OFFICERS

Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 1, 2002.

Name	Age	Position
Monte D. Wood	43	President and Chief Executive Officer, Director
David Seltzer	47	Chief Financial Officer
William P. Kaplan	48	Vice President, General Counsel and Secretary
Gary S. Parkhurst	50	Executive Vice President, Sales
Nickoletta T. Swank	44	Executive Vice President, eCommerce Solutions
Royal P. Farros	42	Chairman of the Board
James P. McCormick(1)	42	Director
J.A. Heidi Roizen(1)(2)	44	Director
Peter J. Dalton	57	Director
Edward C. Driscoll, Jr.(1)(2)	49	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

Monte D. Wood founded Wood Alliance, Inc. in 1985, and has served as our president and chief executive officer since our merger with Wood Alliance in October, 2001. Prior to forming Wood, Mr. Wood was a sales associate at The Gregory Gruenke Co., a sales premium agency. Prior to entering the industry Mr. Wood worked in commercial lending for U.S. Bank of Oregon. Mr. Wood holds a B.A. in Business Administration from Southern Oregon State College.

David Seltzer has served as our chief financial officer since January 2002. From May 2000 to December 2001, Mr. Seltzer served as vice president and chief financial officer at 365 Media, Inc., a start-up software developer. From June 1998 to March 2000, Mr. Seltzer served as vice president and chief financial officer for Vicinity Corporation, an internet marketing infrastructure company. From June 1994 to July 1997, Mr. Seltzer served as vice president and chief operating officer of Portrait Displays, Inc., a developer of pivoting displays and image rotation software. From April 1992 to May 1994, Mr. Seltzer served as corporate controller for Truevision, formerly known as RasterOps, a provider of digital video computer products. Mr. Seltzer holds a B.A. in Business Studies from the College of Technology, Glasgow, Scotland.

William P. Kaplan has served as our vice president and general counsel since January 2000 and as corporate secretary since February 2001. From December 1998 to January 2000, Mr. Kaplan served as vice president and general counsel of Resumix, Inc., a producer of automated staffing and skills management software. From June 1997 to December 1998, Mr. Kaplan served as general counsel of Netcom On-Line Communications Services, Inc., an Internet service provider. From January 1990 to June 1997, Mr. Kaplan was employed by UB Networks, Inc., a computer networking and telecommunications company, where he served in various legal positions, most recently as general counsel. Mr. Kaplan holds a B.A. in Mathematics from the University of California, Santa Barbara, and a J.D. from the School of Law at the University of California, Davis.

Gary S. Parkhurst has served as our executive vice president of sales since October 2001. Mr. Parkhurst served as executive vice president of sales and marketing for Wood Alliance from October 1999 until October 2001. From 1996 to 1999, Mr. Parkhurst served as senior vice president of sales and operations at Age Wave Communications, a publishing company. From 1991 to 1996, Mr. Parkhurst served as vice president at United Advertising/Harmon for the Western Division operation. Mr. Parkhurst has also held executive positions at A.C. Nielsen and General Foods Corporation. Mr. Parkhurst holds a B.S. in Business Administration and Finance from California State University, Chico.

Nickoletta T. Swank was on the founding team of iPrint and served as our executive vice president, eCommerce solutions since November 2001, and as our assistant secretary since November 1999. From April 2001 until October 2001, Ms. Swank served as our senior vice president, strategic business relationships, and from September 1997 until March 2001, she served as our vice president, strategic business relationships. From August 1996 until September 1997, Ms. Swank served as our vice president, operations. Ms. Swank also served as secretary from our inception to November 1999 and as a director from September 1997 to February 1999. From July 1992 to July 1996, Ms. Swank was employed at T/Maker Company, a consumer software company, where from January 1995 to July 1996, she was director, international sales, from February 1994 to December 1994, she was international group manager and from July 1992 to January 1994, she was country manager for Australia and New Zealand. Ms. Swank holds a B.S. in Industrial Engineering from Stanford University.

Royal P. Farros founded iPrint in February 1996 and has served as chairman of the board of directors since February 1996. From our inception until October 2001, Mr. Farros served as our president and chief executive officer. From June 1994 to February 1996, Mr. Farros served as executive vice president and general manager of the Electronic Direct division of Deluxe Corporation, a commercial printer. From June 1983 to June 1994, Mr. Farros served as executive vice president and from June 1986 to June 1994 as chairman of the board of directors of T/Maker Company, a consumer software company. Mr. Farros holds a B.S. and an M.S. in Industrial Engineering from Stanford University.

James P. McCormick has been a director of iPrint since March 2001. Mr. McCormick has served as the president and chief operating officer of Perfect Commerce, a maker of enterprise software, from January 2001 to the present. From October 1999 to January 2001, Mr. McCormick served as iPrint’s chief financial officer. From November 1999 to January 2001, Mr. McCormick served as iPrint’s secretary and from May 2000 to January 2001, as its chief operating officer. From June 1997 to October 1999, Mr. McCormick served in various executive positions, most recently as the chief financial officer, senior vice president, finance and administration, and chief operating officer for General Magic, Inc. From July 1994 to June 1997, Mr. McCormick was employed by UB Networks, where he served in various executive positions, most recently as vice president, finance and administration and chief financial officer. Mr. McCormick holds a B.B.A. from the University of Toledo and an M.B.A. in Finance from the University of Michigan.

J.A. Heidi Roizen has been a director of iPrint since October 1999. Since April 1999, Ms. Roizen has been a managing director at Mobius Venture Capital, formerly Softbank Venture Capital. From February 1997 to July 1999, Ms. Roizen was self-employed as a strategic consultant to such technology companies as Intel, Microsoft and Compaq. From January 1996 to February 1997, Ms. Roizen served as vice president of worldwide developer relations for Apple Computer. From 1983 to 1996, Ms. Roizen served as chief executive officer of T/Maker Company. Ms. Roizen currently serves as director of Great Plains Software, Preview Systems, and several private companies. Ms. Roizen holds a B.A. in English and an M.B.A. from Stanford University.

Peter J. Dalton has been a director of iPrint since October 2001. From May 2000 until October 2001, Mr. Dalton served as chief financial officer of Wood Alliance. From 1998 to 2000, Mr. Dalton served as chairman of the board of Central Casting, a manufacturing and distribution business. From 1996 to 1999, Mr. Dalton served as president and chief executive officer at Morpheus Lights, Inc. From 1993 to 1996, Mr. Dalton served as president of Northern Distributing. Mr. Dalton serves as director of several companies, including Simco Electronics, Strasbaugh Corporation, and Global Venture Partners. Mr. Dalton holds a B.S. in Accounting from La Salle University.

Edward C. Driscoll, Jr. has been a director of iPrint since October 2001. Mr. Driscoll has served as chief executive officer and chairman of Be Here Corporation since 1996. From 1993 to 1995, Mr. Driscoll served as president and chief executive officer of Focus Surgery, Inc. From 1990 to 1993, Mr. Driscoll served as chief technology officer for Diasonics, Inc. Mr. Driscoll holds a Ph.D. from Stanford University, an M.A. and M.L.A. from Harvard University, and an A.B. from the University of Pennsylvania.

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	High	Low
For Year Ended December 31, 2000
March 7, 2000 to March 31, 2000	$24.00	$15.69
Second Quarter	16.00	3.13
Third Quarter	7.92	3.06
Fourth Quarter	3.25	0.69

For Year Ended December 31, 2001
First Quarter	$1.38	$0.30
Second Quarter	0.75	0.31
Third Quarter	0.64	0.17
Fourth Quarter	0.34	0.17

Our common stock has traded on the Nasdaq stock market under the symbol IPRT since our initial public offering on March 7, 2000. The preceding table sets forth the high and low closing sales prices as reported on the Nasdaq stock market during the years ended December 31, 2000 and December 31, 2001. As of December 31, 2001, we had approximately 415 stockholders of record. We have not paid and do not anticipate paying cash dividends in the future.

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data for each of the three years ended December 31, 2001 has been derived from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected statement of operations data for the year ended December 31, 1997 and December 31, 1998 and the Selected Balance Sheet data as of December 31, 1998 have been derived from the audited financial statements contained in our registration statement on Form S-1 filed on December 1, 1999, as amended. The selected balance sheet data as of December 31, 1997 have been derived from our audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$168	$566	$3,256	$17,069	$17,940
Cost of sales	85	331	2,265	12,021	12,256

Gross profit	83	235	991	5,048	5,684

Operating expenses:
Research and development	351	901	3,544	6,652	5,192
Sales and marketing	181	970	8,132	27,390	10,624
General and administrative	249	710	2,402	7,374	6,213
Amortization of deferred compensation	—	—	668	1,849	33
Corporate restructuring costs	—	—	—	—	2,226

Total operating expenses	781	2,581	14,746	43,265	24,288

Loss from operations	(698)	(2,346)	(13,755)	(38,217)	(18,604)
Other income (expense), net	(1)	75	323	2,242	1,051

Net loss	$(699)	$(2,271)	$(13,432)	$(35,975)	$(17,553)

Basic and diluted net loss per share	$(0.11)	$(0.38)	$(1.78)	$(1.39)	$(0.51)

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,322	$299	$15,080	$19,283	$2,296
Working capital (deficit)	2,266	(497)	13,075	24,562	(2,216)
Total assets	2,396	914	18,363	34,088	51,715
Long-term obligations, net of current portion	—	—	119	12	6
Redeemable convertible preferred stock	3,331	3,723	30,793	—	—
Accumulated deficit	(262)	(2,925)	(15,887)	(51,862)	(69,415)
Total stockholders’ equity (deficit)	(992)	(3,655)	(15,701)	28,825	28,396

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in Item 8 of Part II of this Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties, in particular relating to our expectations regarding our future operating expenses and capital requirements. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth or incorporated by reference under “Risk Factors” elsewhere in this report.

Overview

iPrint Technologies, inc. (“iPrint”) is one of the leading providers of online and offline marketing and customized branding solutions. Our award-winning technology improves the way businesses buy promotional merchandise and custom printing, as well as offers a competitive advantage in all channels of our business. With a network of offices nationwide, iPrint currently services more than 200 world-class organizations.

Our online printing technology and specialized print services offer a virtual one-stop shop for commercial printing, allowing customers to design, proof, and order thousands of customized printed products. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select commercial print vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits of our solution include streamlining information and workflow, centralizing control and accountability, facilitating logo standardization, and improving efficiency with the e-procurement process.

Customers can access our print services through:

•
Specialized print services:    Within the broad scope of standard business printing services, organizations often have special printing needs. These unique, project-oriented print jobs may vary only in quantity from our existing website offering, or they involve printed items that may not be generally offered in our self-service print shop, such as multi-paged color brochures, specialized banner production, color photocopying, or bound documentation. We promote these specialized print services at our Corporate e-Print Centers, iPrint.com and related websites. These orders often represent higher revenues than a typical short-run print job. Our customer service representatives review and respond to these requests on a case-by-case basis. We may fulfill special projects through our existing commercial print vendors or select other print vendors beyond those we ordinarily use. We generate revenues from these orders based on the value of the products ordered by a customer. By their nature, the specifics and dollar amounts of these projects vary widely. We believe we are in a favorable position to provide these additional specialized print services to our current and future customers.

•
iPrint.com, Private-Labeled, And Affiliate Website Solutions:    In addition to operating our own www.iPrint.com retail print shop, we supply the technology and operating infrastructure to run online print shop environments in a non-exclusive way to a variety of organizations. Affiliate relationships promote both the iPrint.com brand and the affiliate party’s brand and agreements usually include paying a percentage commission on sales made through these online shops. Private-labeled relationships promote only the private-labeled party’s brand. Depending on the specifics of the arrangement, we may generate revenue either from orders placed on these websites based on the wholesale price of the products sold, from a fee based on revenue generated from the website, or some combination of product and transaction fees. In some instances, our private-labeled parties may determine pricing, as well as print and order fulfillment vendors. For private-labeled shops, the products offered vary depending on the requirements and desires of a particular partner.

•
Corporate e-Print Centers:    Through our Corporate e-Print Center program, we supply technology and operating infrastructure to run customized e-printing centers for large enterprises. Our online corporate print centers can integrate into existing compatible ERP, e-procurement, or supply chain management environments or function in a stand-alone capacity. Depending on the specifics of the arrangement, we may generate revenue from set-up and activation charges, from reselling printed materials purchased from our backend printing network, from a transaction percentage, or from some combination of all of the above. In some cases, our corporate customers may determine the vendor. Products offered at our Corporate e-Print Centers vary depending on the requirements and desires of the corporate partner.

On October 31, 2001, we completed our merger with Wood Alliance, Inc., doing business as Wood Associates (“Wood”), which is a leading promotional merchandise marketing company serving the business market As a result of this merger, we have gained potential access to more than two hundred Fortune 1000 customers, a nation wide sales force, as well as many long-standing, high-volume relationships with vendors and suppliers both domestically and internationally.

Customers access Wood’s services through the following channels:

•
Custom merchandise:    Eighty-nine percent (89%) of Wood’s total company sales in 2000 and in 2001 was represented by custom merchandise. In most cases, custom merchandise orders are administered by one of our sales teams, often located in close proximity to the client. Promotional items ordered by the customer through one of our sales representatives or other direct channels are fulfilled and shipped by our manufacturing vendor. We provide our customers two alternatives when choosing the means of distribution. Finished products may either be shipped directly from the vendor to the client or the client may choose to contract or pre-purchase the merchandise and store it in one of our business locations for shipment or pick-up at a later date.

•
Company Merchandise Store programs:    Online company stores as well as selected offline print catalog offerings comprise the Company Merchandise Store program. A company store or catalog may contain the same types of promotional items as offered by our custom merchandise solutions. Company Merchandise Store solutions represented eleven percent (11%) of Wood’s total sales in 2000 and in 2001. Online company stores are structured in a virtual mall environment in which clients are able to choose and select their required promotional items. Offline catalogs are structured in the same fashion as a department store catalog.

We recognize revenues when persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed or determinable and collection of the receivable is probable. We take title to all products that we instruct our vendors to produce.

Critical Accounting Policies and Estimates

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgment on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. For additional information about these and other accounting policies used in the preparation of the financial statements, see Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which appear in Item 8 of this Form 10-K.

•
Allowance for doubtful accounts:    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company is aware of a customer’s inability to meet its financial obligations, a specific reserve is recorded for potential uncollectible amounts to reduce the net recognized receivable to the amount that is believed to be collectable. For all other customers, the Company establishes general reserves for bad debts based on the length of time the receivables are past due. These general reserves range from 1% of the accounts receivable for the current amounts up to 50% for the amounts due past 120 days, and are based on historical experience.

•
Inventory reserves:    The Company holds two types of inventory: Company store merchandise inventory which relate to inventory comprised of customer-specific branded products and is substantially guaranteed by the customer and custom order merchandise inventory. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of the Company’s forecasted usage is written down to its estimated fair value based on assumptions about future demand and market conditions. If actual demand is lower than the Company’s forecast, additional inventory write-downs may be required.

•
Contingencies and litigation:    The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company would accrue the cost of an adverse judgment if, in the Company’s estimation, the adverse settlement is probable and the Company can reasonably estimate the ultimate cost to the Company. iPrint has made no such accruals at December 31, 2001.

•
Revenue Recognition:    Revenues are recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed or determinable and collection of the receivable is probable. Sales discounts have been accounted for as reductions of revenue.

•
Restructuring Reserve:    The Company recorded restructuring costs of $2.2 million during the year ended December 31, 2001. The Company recorded restructuring expenses based on estimates of workforce reduction costs and consolidation of facilities. Due to the nature of these costs, management is able to make these estimates with a high degree of accuracy. At December 31, 2001, the restructuring liabilities that remain totaled $880,000. Of this amount, $627,000 is related to work force reduction costs, that we expect to pay in early 2002. The remaining $253,000 is related to costs associated with a termination of a facilities lease.

•
Goodwill and Intangibles:    In accordance with Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. The Company will adopt the provisions of this statement on January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill. The Company expects to record an impairment charge of $15.0 million to $23.0 million based on fair value. This impairment will be recorded as a cumulative effect of a change in accounting principle.

Results of Operations

The Company’s results of operations for the year ended December 31, 2001 have been significantly affected by the merger with Wood on October 31, 2001. In order to give the reader a clear understanding of the business, management believes it is appropriate to discuss the results of operations of iPrint and Wood as stand-alone entities, without giving effect to the merger. Accordingly, management’s discussion and analysis has been prepared to provide the reader with an analysis of i) the results of operations of iPrint as reported in the historical financial statements; ii) the results of operations of iPrint as a stand-alone entity, without giving effect to the merger; iii) the results of operations of Wood as a stand-alone entity, without giving effect to the merger.

The following table sets forth certain statements of operations data for (i) iPrint as a stand-alone entity without giving effect to our merger with Wood; (ii) Wood for the last two months of 2001, the period of time we have operated as a consolidated company; and (iii) iPrint for fiscal year 2001 and Wood for the last two months of fiscal year 2001, as consolidated to give effect to our merger with Wood.

	FY 2001
	iPrint Stand-Alone 12 Months	Wood Stand-Alone 2 Months	iPrint Consolidated
	(unaudited)	(unaudited)
	(in thousands)
Statements of Operations:
Revenues	$8,958	$8,982	$17,940
Cost of sales	5,692	6,564	12,256

Gross margins	3,266	2,418	5,684
Operating expenses:
Research and development	5,192	—	5,192
Sales and marketing	8,427	2,197	10,624
General and administrative	5,550	663	6,213
Amortization of deferred compensation	33	—	33
Corporate restructuring costs	1,972	254	2,226

Total operating expenses	21,174	3,114	24,288

Loss from operations	(17,908)	(696)	(18,604)
Other income(expense), net	1,072	(21)	1,051

Net loss before income tax	(16,836)	(717)	(17,553)
Income tax (expense) benefit	—	—	—

Net loss	$(16,836)	$(717)	$(17,553)

The following table sets forth certain statement of operations data for Wood as a stand-alone entity without giving effect to our merger for (i) the last two months of fiscal year 2001; (ii) the first ten months of fiscal year 2001; and (iii) the fiscal year ended December 31, 2001. The following table also sets forth certain statement of operations data for Wood as a stand-alone entity for the 2000 and 1999 fiscal years.

			FY 2001
	Wood Stand-Alone Year Ended 1999	Wood Stand-Alone Year Ended 2000	Wood Stand-Alone 2 Months	Wood Stand-Alone 10 Months	Wood Stand-Alone 12 Months
			(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Statements of Operations:
Revenues	$59,466	$87,329	$8,982	$42,614	$51,596
Cost of sales	38,572	58,075	6,564	29,110	35,674

Gross margin	20,894	29,254	2,418	13,504	15,922

Operating expenses:
Sales and marketing	14,104	18,238	2,197	12,087	14,284
General and administrative	7,056	9,833	663	8,185	8,848
Corporate restructuring costs	—	—	254	504	758

Total operating expenses	21,160	28,071	3,114	20,776	23,890

Income (loss) from operations	(266)	1,183	(696)	(7,272)	(7,968)
Other expense, net	(355)	(563)	(21)	(585)	(606)

Net income (loss) before income taxes	(621)	620	(717)	(7,857)	(8,574)

Income tax (expense) benefit	225	(331)	—	(272)	(272)

Net income (loss)	$(396)	$289	$(717)	$(8,129)	$(8,846)

The following table sets forth certain statements of operations data for the consolidated company as a percentage of revenues for the periods indicated.

	Year Ended December 31,
	1999	2000	2001
Summary of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of sales	69.6	70.4	68.3

Gross margins	30.4	29.6	31.7

Operating expenses:
Research and development	108.8	38.9	28.9
Sales and marketing	249.8	160.5	59.2
General and administrative	73.8	43.2	34.7
Amortization of deferred compensation	20.5	10.8	.2
Corporate restructuring costs	—	—	12.4

Total operating expenses	452.9	253.5	135.4

Loss from operations	(422.5)	(223.9)	(103.7)
Other income, net	9.9	13.1	5.9

Net loss	(412.6)%	(210.8)%	(97.8)%

The following table sets forth percentage of revenues by channel for the consolidated company for the periods indicated.

	Year Ended December 31,
	1999	2000	2001
Percentage of Revenues by Channel:
Custom merchandise and specialized print services	8%	43%	66%
iPrint.com, private labeled, and affiliate website solutions	92	57	27
Company merchandise stores	—	—	5
Corporate e-Print centers	—	—	2

Total	100%	100%	100%

Comparison of Periods Ended December 31, 2000 and 2001

Revenues

iPrint as reported in the historical financial statements.    Revenues are recognized when persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed and determinable, and collection of the receivable is probable. We take title to all products we instruct our commercial print vendors to produce. Revenues were $17.1 million and $17.9 million for the years ended December 31, 2000 and 2001, respectively, representing an increase of 0.9 million or 5.1% in 2001 over 2000. The increase is due to a decrease in iPrint revenue offset by 2 months of revenue from Wood.

For the twelve months ended December 31, 2001, approximately 7.6% of our revenues were derived from shipping and handling fees compared to 15.5% of our revenues for the same periods in 2000. We record sales net of discounts. We have recorded the cost of promotional products that we give away for free as a sales and marketing expense. A portion of our revenue is generated through barter transactions in which we sell printed products in exchange for online advertising. Barter transaction revenues and related advertising costs are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by an equal amount of cash transactions within six months preceding the barter transactions. Revenues from barter transactions are included in revenues and the associated advertising expenses are recorded as sales and marketing expense. The cost of printed products sold in barter transactions is included in cost of sales. We derived $142,000, which represented less than one percent (0.8%) of our revenues, from barter transactions for the twelve months ended December 31, 2001. For the twelve months ended December 31, 2000, we derived $612,000 from barter transactions, which represented approximately 3.6% of our revenues. Substantially all of our revenues are generated from sources within the United States and all sales to date have been in United States dollars.

iPrint as a stand-alone company, without giving effect to the merger.    We derive our revenues from the sales of various e-printing services and printed products. Revenues for the twelve months ended December 31, 2001 were $9.0 million compared to $17.1 million for the same period in 2000, representing a decrease of $8.1 million, or 47.4%. The decrease in revenues was primarily due to decreased customer activity on our iPrint.com, affiliate and private-labeled websites, a result of decreased marketing investment, and a lower number of specialized print service orders, as the company continued to focus on higher margin sales.

Wood as a stand-alone company, without giving effect to the merger.    Wood derives revenues from the sales of various imprinted products. Revenues were $51.6 million and $87.3 million for the twelve months ended December 31, 2001 and 2000, respectively, representing a decrease of $35.7 million, or 40.9%, in 2001. The decrease in revenues was attributable to decreases in both in the custom merchandise and company store channels, but primarily due to a decrease in revenue from the custom merchandise channel. During 2000, Wood had higher sales of custom merchandise, primarily in the financial and technology sectors. These revenues are dependent upon the promotional spending in these areas. During 2001, Wood realized a decrease in revenues from these sectors.

Cost of Sales

iPrint as reported in the historical financial statements.    Cost of sales increased from $12.0 million to $12.3 million for the year ended December 31, 2001. The increase was primarily due to the cost of sales from 2 months of Wood activity. Gross margins were 31.7% for the year ended December 31, 2001, as compared to 29.6% for the same period in 2000. The increase in gross margin was primarily due to the increase in gross margin across iPrint products offset by a decrease from Wood products.

iPrint as a stand-alone company, without giving effect to the merger.    Cost of sales decreased to $5.7 million for the twelve months ended December 31, 2001 from $12.0 million for the same period in 2000. The decrease was primarily due to decreased orders placed by customers through all our distribution channels. For the twelve months ended December 31, 2001 and 2000, gross margins were 36.5% and 29.6%, respectively, representing an increase of 6.9%. The increase in gross margins for the period consists primarily of improved gross margins across all of our products.

Wood as a stand-alone company, without giving effect to the merger.    Cost of revenues decreased to $35.7 million for the twelve months ended December 31, 2001 from $58.1 million for the same period in 2000. The decrease was primarily due to decreased orders placed by customers through all our distribution channels. For the twelve months ended December 31, 2001 and 2000, gross margins were 30.9% and 33.5% respectively, representing a decrease of 2.6%. The decrease in the gross margin was due to a lower price point on custom merchandise items, as a result of weakening economic conditions which occurred during 2001.

Research and Development

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    For the twelve months ended December 31, 2001 and 2000, research and development expenses were $5.2 million and $6.7 million, respectively, representing a decrease of $1.5 million or 21.9%. The decrease in research and development expenses for the comparable twelve month period in 2001 was primarily attributable to decreases in the number of research and development personnel and in consultant and outside contractor costs.

Wood as a stand-alone company, without giving effect to the merger.    No research and development expenses for the period ended December 31, 2001 and 2000.

Sales and Marketing

iPrint as reported in the historical financial statements.    Sales and marketing expenses were $10.6 million and $27.4 million for the year ended December 31, 2001, respectively representing a decrease of $16.8 million or 61.2%. The decrease is primarily due to a $13.2 million decrease in advertising and promotional spending and a decrease of $1.9 million for promotional products given away for free. Also contributing to this decrease were headcount reductions in our direct marketing, business development and customer support staff as well as other support charges. This decrease was offset by $2.2 million of sales and marketing expense from Wood.

iPrint as a stand-alone company, without giving effect to the merger.    During the twelve months ended December 31, 2001, sales and marketing expenses were $8.4 million, representing a decrease of 69.2% over sales and marketing expenses of $27.4 million for the same period in 2000. The decrease in sales and marketing expenses for the twelve month period ended December 31, 2001 as compared to the same period in 2000 was primarily the result of a $13.2 million decrease in advertising and promotional spending and $1.9 million decrease for promotional products given away for free. Also contributing to this decrease were headcount reductions in our direct marketing, business development and customer support staffs as well as a decrease in overhead support charges.

Wood as a stand-alone company, without giving effect to the merger.    During the twelve months ended December 31, 2001, sales and marketing expenses were $14.3 million, representing a decrease of 21.7% from sales and marketing expenses of $18.2 million for the same period in 2000. The decrease in sales and marketing was primarily the result of decreased commission expense associated with the reduced revenue during the comparative period as well as a reduction in sales and marketing personnel, offset by increased rent expense for sales offices, and increased product sample expenses.

General and Administrative Expenses

iPrint as reported in the historical financial statements.    General and administrative expenses for the year ended December 31, 2001 decreased to $6.2 million or 15.7%, from $7.4 million for the year ended December 31, 2000. The decrease is primarily a result of a decrease in the number of finance, accounting, legal, human resources, plant management, web operations, and information technology personnel offset by $663,000 of general and administrative expenses from Wood.

iPrint as a stand-alone company, without giving effect to the merger.    During the twelve months ended December 31, 2001, general and administrative expenses were $5.6 million, representing a decrease of 24.7% over general and administrative expenses of $7.4 million for the same period in 2000. The decrease in general and administrative expenses for the comparable twelve month period was primarily attributable to a decrease in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel and a decrease in fees paid to outside professional service providers.

Wood as a stand-alone company, without giving effect to the merger.    General and administrative expenses for the twelve months ended December 31, 2001 decreased to $8.8 million, or 10.0%, from $9.8 million for the same period in 2000. The decrease in general and administrative expenses for the comparable twelve month period was primarily attributable to an overall decrease in the number of finance and administrative personnel and outside professional service providers relating to the ERP implementation in fiscal year 2000 and early 2001.

Corporate Restructuring Expenses

iPrint as reported in the historical financial statements.    During the first quarter of 2001, the Company announced and began a corporate restructuring plan to reduce costs and move towards achieving profitability. The Company’s restructuring actions consisted primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposing of certain fixed assets. The workforce was reduced by an additional 20 employees during the second quarter of 2001. Restructuring charges of $288,000 were recorded in the first quarter of 2001 and were comprised of $42,000 related to employee separations, $33,000 related to consolidation of facilities and $213,000 related to disposals of fixed assets. Restructuring charges of $106,000 were recorded in the second quarter of 2001 and were comprised of $68,000 related to employee separations and $38,000 related to consolidation of facilities.

In anticipation of the merger with Wood, the Company performed an additional corporate restructuring plan during the third quarter of 2001, which included vacating an operating facility and the disposition of leasehold improvements associated with the facility, and reducing its workforce by an additional 10 employees. Restructuring charges of $985,000 were recorded in the third quarter of 2001 and were comprised of $56,000 related to employee separations, $54,000 related to disposition of leasehold improvements and $875,000 related to vacating the operating facility.

As a result of the merger with Wood, the Company announced in December 2001 that the workforce would be reduced by approximately 60 employees during the fourth quarter of 2001 and the first quarter of 2002. Restructuring charges of $847,000 were recorded in the fourth quarter of 2001 and were all due to iPrint employee separations. An additional $75,000 was recorded as part of the cost of acquisition of Wood in accordance with Emerging Issues Task Force Issue #95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”, and has been included as goodwill in the accompanying consolidated balance sheets.

Employee separation benefits included severance, medical and other benefits. As of December 31, 2001, approximately 20 terminated employees remained with the Company. The Company completed these terminations in January 2002.

Components of the amounts expensed during 2001 were as follows (in thousands):

Combined Twelve months ended December 31, 2001
Components:
Workforce reduction	$1,013
Consolidation of excess facilities and other charges	946
Disposition of fixed assets	267

$2,226

iPrint as a stand-alone company, without giving effect to the merger.    Restructuring expenses for the twelve months ended December 31, 2001 were $2.0 million. Charges included write-off of redundant facilities, capital assets and severance.

Wood as a stand-alone company, without giving effect to the merger.    During the third quarter of 2001, the Company announced and began a corporate restructuring plan to reduce costs. The Company’s restructuring actions consisted primarily of consolidating warehouse facilities and reducing its workforce by approximately 35 employees. Restructuring charges of $504,000 were recorded in the third quarter of 2001 and were comprised of $333,000 related to consolidation of facilities and $171,000 related to employee separations. Restructuring charges of $254,000 were recorded in the fourth quarter of 2001 and were related to employee separations of approximately 10 employees.

Amortization of Stock-based Compensation

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    During the twelve months ended December 31, 2001, amortization of stock-based compensation decreased to $33,000 from $1.8 million for the same period in 2000. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees to the extent that options cancelled were unvested at the date of termination. Due to the decrease in personnel during the twelve months ended December 31, 2001, cancellations of unvested stock options outstanding have contributed to a reduction of $1.8 million of deferred compensation. As of December 31, 2001, we had a remaining balance of $579,000 of deferred compensation to be amortized.

Wood as a stand-alone company, without giving effect to the merger.    No amortization of stock-based compensation was recorded for the years ended December 31, 2000 or 2001.

Other Income, net

iPrint as reported in the historical financial statements.    Other income, net decreased to $1.1 million for the year ended December 31, 2001 from $2.2 million for the same period in 2000. The decrease is mainly due to lower investment income resulting from lower cash balances offset by 2 months of interest expense from Wood.

iPrint as a stand-alone company, without giving effect to the merger.    Other income, net decreased to $1.1 million for the twelve months ended December 31, 2001 from $2.2 million for the same period in 2000. The decrease was primarily due to a decrease in interest income earned from lower average cash balances as a result of a decrease in cash and cash equivalents and short-term investments consumed by our normal operating requirements. Unless we generate additional cash, future interest income is likely to continue to decrease.

Wood as a stand-alone company, without giving effect to the merger.    Interest expense increased to $606,000 for the twelve months ended December 31, 2001 from $563,000 for the same period in 2000. The increase was primarily due to an increased line of credit balance, proceeds of which were used for normal operating requirements as well as investment in technology to enhance our business infrastructure.

Income Tax Expense/(Benefit)

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    No income tax expense was recorded for the year ended December 31, 2000 or 2001.

Wood as a stand-alone company, without giving effect to the merger.    The tax expense was $331,000 for the twelve month period ended December 31, 2000, compared to a tax expense of approximately $272,000 for the twelve month period ended December 31, 2001. At October 31, 2001, the date of acquisition of Wood, $1,182,000 of deferred tax assets related to net operating loss carryforwards were recorded as part of goodwill in the accompanying consolidated balance sheets.

The consolidated entity does not expect to incur income tax expense in the future until we generate enough taxable income in the future to offset our net operating loss carryforwards of $17 million and $7 million for federal and state tax purposes, respectively.

Net Loss

iPrint as reported in the historical financial statements.    Net loss decreased to $17.6 million for the year ended December 31, 2001 from $36.0 million for the same period in 2000. The $18.4 million decrease was the result of decreased spending in sales and marketing, general and administrative, and research and development, offset by $717,000 loss from Wood.

iPrint as a stand-alone company, without giving effect to the merger.    Net loss decreased to $16.8 million for the twelve months ended December 31, 2001 from $36.0 million for the same period in 2000. The $19.2 million decrease in net loss was the result of decreased spending in sales and marketing, general and administrative, and research and development.

Wood Associates as a stand-alone company, without giving effect to the merger.    Net loss for the twelve months ended December 31, 2001 was $8.8 million compared to net income of $289,000 for the comparative period in 2000. The decrease in net earnings was due to the decrease in revenues combined with lower gross margin and expenses due to the ERP implementation and merger-related costs.

Comparison of Years Ended December 31, 1999 and 2000

Revenues

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    We derive our revenues from the sales of various printed products and related services. Revenues were $3.3 million and $17.1 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $13.8 million, or 418%, in 2000 over 1999. The increase in revenues was due to our growth in our specialized print services, as well as increased customer activity on our iPrint.com and affiliate websites.

Wood as a stand-alone company, without giving effect to the merger.    Revenues were $87.3 million and $59.5 million for the years ending December 31, 2000 and 1999, representing an increase of $27.8 million, or 46.9%, in 2000. The increase in revenues was attributable to increases in both revenue channels, but primarily due to increase in the custom merchandising channel. During 2000, we had higher custom merchandise revenue, primarily in the financial and technology sectors.

Cost of Sales

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    Cost of sales increased from $2.3 million for the year ended December 31, 1999, to $12.0 million for the year ended December 31, 2000. The increase was primarily due to increased revenue through all our distribution channels. Gross margins were 29.6% for the year ended December 31, 2000, as compared to 30.4% for the same period in 1999, representing a decrease of 0.8%. The decrease in gross margin for the year ended December 31, 2000 compared to the same period in 1999 was primarily due to a shift in product mix to lower margin specialized print services revenue, which accounted for 6.4% of the decrease. This decrease was offset by an increase in gross margin for web advertising and other business development deals.

Wood as a stand-alone company, without giving effect to the merger.    Cost of revenues increased to $58.1 million for the year ended December 31, 2000 from $38.6 million for the year ended December 31, 1999. The increase was primarily due to increased orders placed by customers through all our distribution channels. For the year ended December 31, 2000 and 1999, gross margins were 33.5% and 35.1%, representing a decrease of 1.6%. Decreased gross margins occurred as a result of increased start-up costs for new company store programs.

Research and Development

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    Research and development expenses were $6.7 million for the year ended December 31, 2000, as compared to $3.5 million for the same period in 1999, representing an increase of $3.2 million or ninety-two percent (92%). The increases in research and development expenses for the year ended December 31, 2000 were primarily attributable to increases in the number of research and development personnel and in consultant and outside contractor costs as we increased the functionality of our iPrint.com and related websites and broadened our product offerings. The increases were also due to increased overhead support charges.

Wood as a stand-alone company, without giving effect to the merger.    No research and development expenses were recorded for the years ended December 31, 1999 or 2000.

Sales and Marketing

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    Sales and marketing expenses were $27.4 million and $8.1 million for the years ended December 31, 2000 and 1999, representing an increase of $19.3 million, or 238%. The increase in sales and marketing expenses for the year ended December 31, 2000 as compared to the same period in 1999 was primarily the result of a $13.8 million increase in advertising and promotional spending and $1.5 million for promotional products given away for free. Also contributing to this increase was growth in our direct marketing, business development and customer support staffs, with personnel related costs increasing by $3.8 million.

Wood as a stand-alone company, without giving effect to the merger.    Sales and marketing expenses were $18.2 million and $14.1 million for the years ended December 31, 2000 and 1999, representing an increase of $4.1 million, or 29%. The increase in sales and marketing expenses for the year ended December 31, 2000 as compared to the same period in 1999 was primarily the result of increased commission expenses for the increased revenue during the year, as well as increased number of personnel.

General and Administrative Expenses

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    General and administrative expenses for the year ended December 31, 2000 increased to $7.4 million, or 208%, from $2.4 million for the year ended December 31, 1999. The increase in general and administrative expenses for the year was primarily attributable to an increase in the number of finance, accounting, legal, human resources, plant management, web operations and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. The increase in expense was necessary to support the increased infrastructure, revenue, and the requirements of a publicly-held company.

Wood as a stand-alone company, without giving effect to the merger.    General and administrative expenses for the year ended December 31, 2000 increased to $9.8 million, or 39.4%, from $7.1 million for the year ended December 31, 1999. The increase in general and administrative expenses was primarily attributable to an increase in the number of personnel and outside professional service providers. These additional expenditures were incurred to facilitate the increased administrative burden during the planning and design of the ERP implementation.

Amortization of Stock-based Compensation

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    During the year ended December 31, 2000, amortization of stock-based compensation increased to $1.8 million from $668,000 for the same period in 1999. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of December 31, 2000, we had a remaining balance of $2.0 million of deferred compensation to be amortized.

Wood as a stand-alone company, without giving effect to the merger.    No amortization of stock-based compensation was recorded for the years ended December 31, 1999 or 2000.

Other Income, net

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    Other income, net increased to $2.2 million for the year ended December 31, 2000 from $323,000 for the same period in 1999. The increase was primarily due to interest income earned from higher average cash balances as a result of net proceeds from our initial public offering that was completed in March 2000.

Wood as a stand-alone company, without giving effect to the merger.    Interest expense increased to $563,000 for the year ended December 31, 2000 from $355,000 for the year ended December 31, 1999. The increase was primarily due to increased line of credit balance, proceeds of which were used for normal operating requirements as well as investment in technology to enhance our business infrastructure.

Income Tax Expense/(Benefit)

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    No income tax expense was recorded for the year ended December 31, 1999 or 2000.

Wood as a stand-alone company, without giving effect to the merger.    The tax provision was $331,000 for the year ended December 31, 2000 compared to a tax benefit of $225,000 for the year ended December 31, 1999. The effective tax rate for the year ended December 31, 2000 was 53.4% compared to 36.2% for the year ended December 31, 1999. The Company’s effective tax rates have historically differed from the federal statutory rate primarily because of state taxes and non-deductible.

Net Loss

iPrint as reported in the historical financial statements; and as a stand-alone company, without giving effect to the merger.    Net loss increased to $36.0 million for the year ended December 31, 2000 from $13.4 million for the same period in 1999. The $22.6 million increase in net loss was the result of increased spending in research and development, sales and marketing, and general and administrative, and increases in the amount of amortized deferred compensation, partly offset by higher gross profit and interest income.

Wood as a stand-alone company, without giving effect to the merger.    Net income for the year ended December 31, 2000 was $289,000 compared to net loss of $396,000 for the year ended December 31, 1999. The increase in net income was due to increased gross profit as a result of increased revenues from all channels.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $4.4 million as of December 31, 2001, compared to $27.2 million as of December 31, 2000. The Company has an overdraft balance of $923,000 as of December 31, 2001 which represents outstanding checks.

We lease our offices and warehousing facilities under noncancelable operating leases, one of which is with two of our major shareholders. Our leases expire at various dates through December 2013. Certain of these leases contain options to extend the term and requirements that we pay specific common costs including maintenance, property taxes and utilities. Future minimum rental payments required under these lease agreements and other operating equipment lease agreements is $10.2 million as of December 31, 2001.

Net cash used in operations for the year ended December 31, 2001 was $20.8 million compared with $32.0 million for the same period in 2000. The decrease is primarily the result of lower net losses of $17.6 million, adjusted for depreciation and amortization charges.

Net cash provided by investing activities was $3.0 million for the year ended December 31, 2001 compared with cash used of $11.6 million for the same period in 2000. The cash provided by investing activities was related to the sale and maturities of short-term investments of $21.3 million offset by the purchase of short-term investments, capital equipment and cash outflows related to the merger, including legal, accounting and other professional fees.

Net cash provided by financing activities was $880,000 for the year ended December 31, 2001, compared to net cash provided of $47.8 million for the same period in 2000. Cash provided by financing activities was primarily due to proceeds from bank borrowings and overdraft offset by repayment bank borrowings.

As of December 31, 2001, the Company had borrowings outstanding of $6,833,000 under a $10.0 million revolving bank line of credit, which is payable on demand. The loan bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of December 31, 2001, the interest rate was 5.25%. Borrowings under the line of credit were limited to 80% of eligible accounts receivable and 50% of inventory. The bank has a senior security interest in all assets of the Company and the proceeds thereof. The line of credit agreement contains restrictive financial covenants, including the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at December 31, 2001.

As of December 31, 2001, the Company had an accumulated deficit of $69.4 million and a negative working capital deficit of $2.2 million. The Company incurred negative cash flow from operations for the year ended December 31, 2000 and December 31, 2001, and failed certain financial covenants under the bank line of credit agreement. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern because we have recurring operating losses, a negative working capital deficit and have failed certain covenants under our bank line of credit. We are currently in the process of seeking to amend our current revolving credit facility and exploring other financing options to possibly replace our existing revolving credit facility. If we are unable to amend the revolving credit facility or complete the financial transactions we are pursuing or if we are unable to meet our debt service obligations or fund our other liquidity needs, then we will need to raise additional funds in order to continue as a going concern. In light of our declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standard Board approved for issuance SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired after June 30, 2001 will not be subject to amortization.

The Company adopted the provisions of SFAS 141 at the time of the merger transaction with Wood Alliance, Inc. and will adopt the provisions of SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company believes an impairment of goodwill charge will be required. Management estimates the charge to be between $15.0 million and $23.0 million. The change will be accounted for as a cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 superceded SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates. We have calculated the sensitivity of operating results to hypothetical changes in interest rates as if these changes had actually occurred during 2001. Had interest rates during the year ended December 31, 2001 been 1% less favorable, net loss would have been negatively affected by approximately $7,000. We do not believe that the risk of unfavorable fluctuations in interest rates is significant to our operations.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements of iPrint Technologies, inc.:

Pages
Financial Statements:
Report of Independent Public Accountants	52
Consolidated Balance Sheets as of December 31, 2000 and 2001	53
Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001	54
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001	55
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001	56
Notes to Consolidated Financial Statements	57

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of iPrint Technologies, inc.:

We have audited the accompanying consolidated balance sheets of iPrint Technologies, inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iPrint Technologies, inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and subsidiary will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and has failed certain bank covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company and subsidiary be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Schedule II are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

AR	THUR ANDERSEN LLP

San Jose, California
March 4, 2002

iPrint Technologies, inc.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
(In thousands, except share amounts)

	December 31,
	2000	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,283	$2,296
Short-term investments	7,888	2,111
Restricted cash	356	2,357
Accounts receivable (less allowance for doubtful accounts: $174 and $417 for December 31, 2000 and 2001, respectively)	1,874	11,147
Inventories	—	1,991
Prepaid expenses and other	412	1,032

Total current assets	29,813	20,934
PROPERTY AND EQUIPMENT, net	4,070	4,265
GOODWILL AND INTANGIBLES	—	25,859
DEPOSITS AND OTHER ASSETS	205	657

	$34,088	$51,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Overdraft	$—	$923
Accounts payable	2,509	7,298
Accrued and other current liabilities	2,546	8,096
Current portion of bank borrowings and capital lease	196	6,833

Total current liabilities	5,251	23,150
COMMITMENTS (Note 13)
LONG-TERM DEBT, net of current portion	12	6
DEFERRED TAXES	—	163
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized 82,127,377 shares
Outstanding 30,054,097 shares at December 31, 2000 and 54,648,988 shares at December 31, 2001	30	55
Additional paid-in capital	83,262	98,529
Note receivable from stockholder	(655)	(205)
Deferred compensation, net	(1,950)	(579)
Accumulated deficit	(51,862)	(69,415)
Accumulated other comprehensive income	—	11

Total stockholders’ equity	28,825	28,396

	$34,088	$51,715

The accompanying notes are an integral part of these consolidated financial statements.

iPrint Technologies, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In thousands, except per share data)

	Year ended December 31,
	1999	2000	2001
REVENUES:
Printed products	$3,194	$16,282	$17,635
Other	62	787	305

	3,256	17,069	17,940

COST OF SALES:
Printed products	2,245	11,984	12,256
Other	20	37	—

	2,265	12,021	12,256

GROSS PROFIT	991	5,048	5,684

OPERATING EXPENSES:
Research and development (net of stock-based compensation expense of $140, $383 and $7 for the years ended December 31,1999, 2000 and 2001)	3,544	6,652	5,192
Sales and marketing (net of stock-based compensation expense of $241, $657 and $12 for the years ended December 31,1999, 2000 and 2001)	8,132	27,390	10,624
General and administrative (net of stock-based compensation expense of $287, $809 and $14 for the years ended December 31,1999, 2000 and 2001)	2,402	7,374	6,213
Amortization of deferred compensation	668	1,849	33
Corporate restructuring costs	—	—	2,226

Total operating expenses	14,746	43,265	24,288

LOSS FROM OPERATIONS	(13,755)	(38,217)	(18,604)
OTHER INCOME, net	323	2,242	1,051

NET LOSS	(13,432)	(35,975)	(17,553)
Forgiveness of mandatory redemption right of redeemable convertible preferred stock	470	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(12,962)	$(35,975)	$(17,553)

Basic and diluted net loss per common share	$(1.78)	$(1.39)	$(0.51)

Shares used to compute basic and diluted net loss per common share	7,265	25,970	34,316

The accompanying notes are an integral part of these consolidated financial statements.

iPrint Technologies, inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Income	(Deficit)
BALANCE, DECEMBER 31, 1998	4,083,594	$3,723	7,010,375	$7	$(737)	$—	$—	$(2,925)	$—	$(3,655)
Issuance of Series B redeemable convertible preferred stock at $1.25 per share, net of issuance costs of $10	6,033,497	7,532	—	—	—	—	—	—	—	—
Forgiveness of accretion of preferred stock	—	(470)	—					470	—	470
Issuance of Series C redeemable convertible preferred stock at $3.36 per share, net of issuance costs of $30	5,953,490	19,973	—	—	—	—	—	—	—	—
Exercise of stock options to purchase common stock at $0.01—$4.86 per share for cash and note receivable	—	—	1,325,792	1	902	(655)	—	—	—	248
Deferred stock compensation related to stock options	—	—	—	—	3,907	—	(3,907)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	668	—	—	668
Issuance of warrants to purchase redeemable convertible preferred stock	—	35	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,432)	—	(13,432)

BALANCE, DECEMBER 31, 1999	16,070,581	30,793	8,336,167	8	4,072	(655)	(3,239)	(15,887)	—	(15,701)
Issuance of common stock at IPO, net of issuance costs	—	—	5,175,000	5	46,480	—	—	—	—	46,485
Conversion of preferred stock into common stock at IPO	(16,070,581)	(30,793)	16,070,581	16	30,777	—	—	—	—	30,793
Issuance of common stock under stock option and purchase plans, net of repurchases	—	—	464,890	1	669	—	—	—	—	670
Issuance of common stock under warrant agreement	—	—	7,459	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	704	—	—	—	—	704
Deferred stock compensation related to stock options	—	—	—	—	560	—	(560)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	—	—	—	—	(35,975)	—	(35,975)

BALANCE, DECEMBER 31, 2000	—	—	30,054,097	30	83,262	(655)	(1,950)	(51,862)	—	28,825
Issuance of common stock under stock option and purchase plans, net of repurchases	—	—	386,176	1	247	(113)	—	—	—	135
Issuance of common stock upon merger with Wood Associates	—	—	24,842,089	26	16,973	—	—	—	—	16,999
Repurchase of director’s common stock	—	—	(280,000)	(1)	(53)	—	—	—	—	(54)
Repurchase of officer’s common stock	—	—	(353,374)	(1)	(562)	563	—	—	—	—
Deferred stock compensation related to stock options	—	—	—	—	(1,338)	—	1,338	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	33	—	—	33
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	(17,553)	—	(17,553)

BALANCE, DECEMBER 31, 2001	—	$—	54,648,988	$55	$98,529	$(205)	$(579)	$(69,415)	$11	$28,396

The accompanying notes are an integral part of these consolidated financial statements.

iPrint Technologies, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In thousands)

	Year Ended December 31,
	1999	2000	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(13,432)	$(35,975)	$(17,553)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	294	2,109	2,487
Provision for doubtful accounts	—	213	797
Net increase in inventory reserve	—	—	125
Non-cash portion of restructuring charge	—	—	662
Amortization of deferred stock compensation	668	1,849	33
Loss on disposal of fixed assets	—	58	18
Maintenance and training expense related to software licensing	36	—	—
Interest and marketing expense related to issuance of warrants	35	—	—
Changes in assets and liabilities, net of acquisition:
Restricted cash	—	(356)	(2,001)
Accounts receivable	(237)	(1,832)	(1,489)
Inventory	—	—	497
Prepaid expenses and other	(860)	480	338
Deposits and other assets	—	(545)	17
Accounts payable	792	1,574	(1,151)
Accrued and other liabilities	1,859	425	(3,604)

Net cash used in operating activities	(10,845)	(32,000)	(20,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Wood Associates	—	—	(1,969)
Loans made to officers	—	—	(881)
Repayments of loans made to officers	—	—	400
Purchases of short-term investments	—	(17,304)	(15,510)
Sales/maturities of investment securities	—	9,416	21,298
Capital expenditures	(1,851)	(3,722)	(381)

Net cash provided by (used in) investing activities	(1,851)	(11,610)	2,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in overdraft	—	—	442
Proceeds from bank borrowings	—	190	552
Repayment of bank borrowings	(254)	(225)	(196)
Repayment of financing arrangement	(256)	(11)	—
Proceeds from issuance of common stock, net of issuance costs	247	47,859	82
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	27,506	—	—

Net cash provided by financing activities	27,477	47,813	880

Net increase (decrease) in cash and cash equivalents	14,781	4,203	(16,987)
CASH AND CASH EQUIVALENTS, beginning of period	299	15,080	19,283

CASH AND CASH EQUIVALENTS, end of period	$15,080	$19,283	$2,296

NON-CASH FINANCING ACTIVITIES:
Deferred compensation related to stock options	$—	$1,849	$33
Software acquired through a financing arrangement	$213	$—	$—
Conversion of redeemable preferred stock into common stock	$—	$30,793	$—
Common stock issued for note receivable	$655	$—	$113
Forgiveness of note receivable	$—	$—	$(563)

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$55	$10	$74
Forgiveness of accretion of redeemable convertible preferred stock	$470	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.    The Company

iPrint Technologies, inc. (“iPrint”) is one of the leading providers of online and offline marketing and customized branding solutions. Our award-winning technology improves the way businesses buy promotional merchandise and custom printing, as well as offers a competitive advantage in all channels of our business.

The Company was established in January 1996 as a sole proprietorship. In August 1996, the Company was incorporated as a Subchapter S Corporation. In October 1997, the Company changed to C corporation status. In March 2000, the Company was reincorporated in Delaware by way of a merger with a newly formed Delaware subsidiary, and the associated issuance of one share of common stock of the subsidiary for each one share of common stock of the Company held by the stockholders of record. Additionally, stockholders of record of redeemable convertible preferred stock of the Company exchanged each of their shares for one share of redeemable convertible preferred stock of the subsidiary. On March 7, 2000 the Company completed an initial public offering of its common stock, as more fully described in Note 16.

On October 31, 2001, the Company completed a merger with Wood Alliance, Inc., doing business as Wood Associates (“Wood”), which is a leading promotional merchandise marketing company serving the business market.

The Company is subject to a number of risks including a lack of consistent profitability, the need to generate increased revenues from its repeat paying customers, the ability to support large numbers of customers, dependence on outside vendors and delivery services, ability to obtain adequate funding to support operations, dependence on key employees and the ability to attract and retain qualified personnel to manage the Company.

As of December 31, 2001, the Company had an accumulated deficit of $69.4 million and a negative working capital deficit of $2.2 million. The Company incurred negative cash flow from operations for the years ended December 31, 2000 and 2001 and as of December 31, 2001, has failed certain financial covenants under the bank line of credit agreement. The report of Arthur Andersen LLP, our independent public accountants, on our consolidated financial statements for the year ended December 31, 2001 includes an emphasis paragraph expressing substantial doubt about our ability to continue as a going concern because we have recurring operating losses, a negative working capital deficit and have failed certain bank covenants. Our financial statements do not include any adjustments to reflect the outcome of this uncertainty.

We are currently in the process of amending our revolving credit facility and exploring other financing as an option to replace our existing revolving credit facility. With this financing in place and with anticipated cash flow from our continuing operations, we believe that we will be able to satisfy our existing working capital needs, interest obligations, and capital expenditure requirements. If we are unable to amend the revolving credit facility or complete the financial transactions we are pursuing or if we are unable to meet our debt service obligations or fund our other liquidity needs, then we will need to raise additional funds in order to continue as a going concern. In light of our declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Short-Term Investments

Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less at the date of purchase. Short-term investments consist primarily of high-grade debt securities with maturity greater than 90 days but less than one year from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized. At December 31, 2001, the Company reported an overdraft balance of $923,000 which represents checks outstanding at year-end.

Restricted Cash

Restricted cash consists of a money market fund, which is held as a compensating balance and credit enhancement to the line of credit, and certificates of deposits, which collateralize letters of credit as required by the Company’s office lease agreement and credit procurement program.

Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, overdrafts and bank borrowings approximates fair value due to the short term maturities of those instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company’s policy to ensure safety of principal.

The Company sells a variety of printed and promotional products to end user customers. The products and services are available to customers through the following channels: custom merchandise and specialized print services, company store programs, corporate e-print centers, private-labeled, affiliate, and iPrint.com retail website solutions. For the year ended December 31, 2001 no customer accounted for 10% or more of total revenue. One customer accounted for 10% of total revenue for the year ended December 31, 2000. The same customer accounted for 25% of outstanding accounts receivable balance as of December 31, 2000. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on sales.

The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

Inventories

Inventories, consisting of company store, custom order merchandise and allocated overhead costs, are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, and is

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the first-in, first-out (FIFO) method. Company store merchandise relates to inventory held in the Company’s warehouses and is substantially comprised of customer-specific branded products. Company store inventory is substantially guaranteed by the customer.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (3 to 5 years) of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation and amortization expense, included in operating expense, for the years ended December 31, 1999, 2000 and 2001 was $294,000, $1,765,000 and $2,487,000, respectively. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets primarily relate to the value of acquired customer contracts, trade name and goodwill. The cost of customer contracts and trade names are amortized on a straight-line basis over the estimated useful lives of 1-3 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying value may not be recoverable. In accordance with Accounting Principles Board Opinion 17 “Intangible Assets”, the carrying value of intangible assets is not written down in the period of acquisition. Goodwill is not subject to amortization but will be tested for impairment beginning in 2002.

Revenue Recognition

Revenues are recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed or determinable, and collection of the receivable is probable. Sales discounts have been accounted for as reductions of revenues.

The Company paid royalties to certain customers based on the volume of sales transactions with that customer. Royalties are accounted for as reductions of revenues when the related revenue is recognized. Royalties amounted to $44,000 for the year ended December 31, 2001.

Shipping and handling charges billed to customers are an integral part of the sale of merchandise and printed product and are recognized as revenues. The related costs are expensed as cost of revenues. Shipping and handling charges included in revenue were $697,000, $2,651,000, and $1,363,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

In 1999, the Company entered into advertising barter transactions whereby the Company’s advertisement was placed on an third party’s website in exchange for certain of the Company’s products offered to customers of the affiliated third party. The Company accounts for barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the years ended December 31, 1999, 2000 and 2001 amounted to $326,000, $612,000 and $142,000, respectively.

Other revenues consist of commissions and website development fees and are recognized over the term of the contract.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and Marketing

The Company expenses advertising costs, including the fair value of barter transactions, promotional spending, and the costs of promotional products given away, as incurred. Advertising costs and promotional spending for the years ended December 31, 1999, 2000 and 2001 were approximately $5,198,000, $17,243,000 and $2,054,000, respectively.

Research and Development

Research and development costs are expensed as incurred and consist primarily of payroll costs, other direct expenses and overhead. Research and development costs to date include expenses incurred by the Company to develop and maintain the Company’s website. The Company develops software which enables customers to both access information and order printed products on its website. The Company applies the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to these costs and capitalizes only the costs incurred subsequent to the time that it is probable that software development efforts will be completed and the software will be used to perform the function intended. Due to the unique nature of the Company’s software development effort the Company is not able to meet this criteria until the development effort is almost complete. To date the amount of expenses that meet this criteria have not been material. However, the Company does capitalize costs associated with SOP 98-1 for non-research and development charges as described in Note 7.

Stock-Based Compensation

Effective January 1, 1996, the Company adopted the disclosure provisions under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options.

The Company accounts for stock-based compensation to non-employees at fair value.

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 17,734,430 shares, 2,441,457 shares and 9,221,875 shares for 1999, 2000 and 2001, respectively.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss attributable to common stock	$(12,962)	$(35,975)	$(17,553)

Weighted average shares of common stock outstanding	7,590	25,996	34,374
Less: weighted average shares of common stock subject to repurchase	(325)	(26)	(58)

Weighted average shares used in computing basic and diluted net loss per common share	7,265	25,970	34,316
Basic and diluted net loss per share	$(1.78)	$(1.39)	$(0.51)

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

SFAS No. 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The object of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders (“comprehensive loss”). Comprehensive loss is the total of net loss and all other non-owner changes in equity.

The components of comprehensive loss for the years ended December 31, 1999, 2000 and 2001 are as follows:

	Year Ended December 31,
	1999	2000	2001
Net loss	$(12,962)	$(35,975)	$(17,553)

Unrealized loss on short-term investments	—	—	(11)

Comprehensive loss	$(12,962)	$(35,975)	$(17,564)

Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, major customers, and geographic areas.

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). Financial information for separate components of the Company’s business is not evaluated by the CEO for review and analysis. Allocation of resources and assessment of performance is based on the Company’s financial information, which is available to the CEO in substantially the form presented in the accompanying consolidated statements of operations. The Company therefore operates in a single operating segment.

The Company derives revenue from four channels. Initially, the Company derived revenues from iPrint.com website, affiliate websites and private-label websites. In 1999, the Company began specialized print services, offering unique, project-oriented print jobs that vary in quantity from our existing website or are not offered in our self service print shops. In 2001 the merger with Wood resulted in a new channel, Company Stores.

The following table sets forth revenue by channel:

	December 31,
	1999	2000	2001
Revenues by Channel:
Custom merchandise and specialized print services	$260	$7,340	$11,806
iPrint.com, private-labeled and affiliate website solutions	2,996	9,729	4,995
Company merchandise stores	—	—	859
Corporate e-Print centers	—	—	280

Total	$3,256	$17,069	$17,940

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth gross profit by channel:

	December 31,
	1999	2000	2001
Gross Profit by Channel:
Custom merchandise and specialized print services	$170	$1,240	$3,359
iPrint.com, private-labeled and affiliate website solutions	821	3,808	2,258
Company merchandise stores	—	—	(5)
Corporate e-Print centers	—	—	72

Total	$991	$5,048	$5,684

The Company operates primarily in the United States.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year’s presentation.

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

The Company has adopted the provisions of SFAS 141 at the time of the merger transaction with Wood Alliance, Inc. and will adopt the provisions of SFAS 142 on January 1, 2002. Upon adoption, the Company believes an impairment of goodwill charge will be required. Management estimates the charge to be between $15.0 million and $23.0 million. The change will be accounted for as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies are required to adopt SFAS 144 in the first fiscal year beginning after December 15, 2001. Adoption of SFAS 144 is not currently expected to have a material impact on our results of operations.

3.    Acquisitions

On June 23, 2001, the Company entered into a merger agreement with Wood Alliance, Inc., In connection with the agreement, which was consummated on October 31, 2001, the Company issued 24,842,089 common shares in exchange for all outstanding common and preferred shares of Wood. The acquisition was accounted for as a purchase and accordingly, the results of operations of Wood, from October 31, 2001, the date of acquisition, to December 31, 2001 have been included in the consolidated financial statements. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The fair market value of the equity securities issued in the acquisition was approximately $17.0 million and the purchase price was $19.2 million. A portion of the purchase price was identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include $400,000 for Wood’s identifiable customer base and trademark.

The aggregate purchase price of $19.2 million, including acquisition costs, for the Wood acquisition was allocated as follows:

(in thousands)
Tangible assets acquired	$15,222
Identifiable intangible assets	400
Goodwill	25,459
Liabilities assumed	(21,875)

$19,206

The unaudited pro forma financial information for the year ended December 31, 2000 and 2001 is presented below as if the Wood operations had been acquired on January 1, 2000:

	Year Ended December 31,
	2000	2001
	(in thousands, except per share amounts)
Revenues	$104,398	$60,554
Net loss	$(36,101)	$(24,870)
Net loss per share	$(0.71)	$(0.45)
Share used in calculating per share amount	50,773	55,026

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Cash and Cash Equivalents, Short-term Investments and Restricted Cash

The following summarizes our cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31,
	2000	2001
Cash and cash equivalents:
Cash	$938	$641
Money market	7,368	1,655
Municipal bonds	4,000	—
Commercial paper	6,977	—

Total cash and cash equivalents	$19,283	$2,296

Short-term investments:
Corporate bonds	$2,000	$—
Government bonds	2,992	2,111
Commercial paper	2,896	—

Total short-term investment	$7,888	$2,111

Restricted Cash:
Money market	$—	$2,007
Certificate of deposit	356	350

Total restricted cash	$356	$2,357

The Company maintains cash and cash equivalents, short-term investments and restricted cash with a major financial institution in the United States. The Company has not experienced any losses on its deposits of cash and cash equivalents.

5.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2000	2001
Trade receivables	$1,996	$10,173
Loans to officers	—	481
Other employees receivables	52	435
Income tax refund receivable	—	475

	2,048	11,564
Allowance for doubtful accounts	(174)	(417)

	$1,874	$11,147

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $721,423. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $18,942, with a final balloon payment of all remaining principal and accrued interest due in April 2005. On December 31, 2001, a payment of $400,000 was received from the officer. On February 28, 2002, the Company received an additional payment of $177,000 from the officer.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $160,000. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $4,195, with a final balloon payment of all remaining principal and accrued interest due in April 2005. The loan was repaid as of February 28, 2002.

6.    Inventory

Inventories consist of the following (in thousands):

December 31, 2001
Company merchandise store	$1,549
Custom order merchandise	442

$1,991

7.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2000	2001
Furniture and office equipment	$424	$2,024
Computer systems	3,088	5,285
Computer software	1,931	3,819
Leasehold improvements	691	1,068

	6,134	12,196
Less: Accumulated depreciation	(2,064)	(7,931)

	$4,070	$4,265

The Company capitalized certain costs related to internal-use software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of December 31, 2001, capitalized software costs of $1,974,000 were included in computer systems and software. This entire amount was acquired as part of the merger with Wood on October 31, 2001.

8.    Notes Receivable from Stockholders

Notes receivable from stockholders represent amounts due from two major stockholders for life insurance premiums paid by the Company on the stockholders’ behalf. Under collateral assignment agreements, the policies’ cash surrender values, aggregating $308,000 at December 31, 2001, respectively, secure the notes receivable. These notes bear interest at the applicable federal rate under the Internal Revenue Code of 5.46% in 2001, and are due on demand. The amount due under these notes was $372,000 at December 31, 2001, and is included in deposits and other assets in the accompanying consolidated balance sheets.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2000	2001
Accrued payroll	$1,347	$2,855
Accrued liabilities	1,199	2,457
Customer deposits	—	1,300
Accrued corporate restructuring costs	—	880
Royalties payable	—	233
Other	—	371

	$2,546	$8,096

10.    Corporate Restructuring

During the first quarter of 2001, the Company announced and began a corporate restructuring plan to reduce costs and move towards achieving profitability. The Company’s restructuring actions consisted primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposing of certain fixed assets. The workforce was reduced by an additional 20 employees during the second quarter of 2001. Restructuring charges of $288,000 were recorded in the first quarter of 2001 and were comprised of $42,000 related to employee separations, $33,000 related to consolidation of facilities and $213,000 related to disposals of fixed assets. Restructuring charges of $106,000 were recorded in the second quarter of 2001 and were comprised of $68,000 related to employee separations and $38,000 related to consolidation of facilities.

In anticipation of the merger with Wood, the Company performed an additional corporate restructuring plan during the third quarter of 2001, which included vacating an operating facility and the disposition of leasehold improvements associated with the facility, and reducing its workforce by an additional 10 employees. Restructuring charges of $985,000 were recorded in the third quarter of 2001 and were comprised of $56,000 related to employee separations, $54,000 related to disposition of leasehold improvements and $875,000 related to vacating the operating facility.

As a result of the merger with Wood, the Company announced in December 2001 that the workforce would be reduced by approximately 60 employees during the fourth quarter of 2001 and the first quarter of 2002. Restructuring charges of $847,000 were recorded in the fourth quarter of 2001 and were all due to iPrint employee separations. An additional $75,000 was recorded as part of the cost of acquisition of Wood in accordance with Emerging Issues Task Force Issue #95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”, and has been included as goodwill in the accompanying consolidated balance sheets.

Employee separation benefits included severance, medical and other benefits. As of December 31, 2001, approximately 20 terminated employees remained with the Company. The Company completed these terminations in January 2002.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts expensed during 2001 were as follows (in thousands):
Year ended December 31, 2001
Components:
Workforce reduction	$1,013
Consolidation of excess facilities and other charges	946
Disposition of fixed assets	267

$2,226

The restructuring reserve consists of the following amounts (in thousands):

	Total Charge	Non-Cash Charges	Cash Payments	Restructure Reserve as of December 31, 2001
Components:
Workforce reduction	$1,013	$254	$132	$627
Consolidation of excess facilities and other charges	946	141	552	253
Disposition of fixed assets	267	267	—	—

	$2,226	$662	$684	$880

The Company expects the remaining accrued balance of $880,000 as of December 31, 2001 to result in cash expenditures over the next year.

11.    Borrowing Arrangements

On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full. In connection with this agreement, the Company issued a warrant to purchase 12,000 shares of Series C redeemable convertible preferred stock at $6.00 per share. On May, 4 2001 this warrant was cancelled.

On November 1, 2001, the Company obtained a new bank line of credit. As of December 31, 2001, the Company had borrowings outstanding on this line of $6.8 million under a $10 million revolving bank line of credit which was payable on demand. The line of credit bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of December 31, 2001, the rate was approximately 5.25%. Interest expense totaled $55,000 for the year ended December 31, 2001. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 50% of eligible inventory. The bank has senior security interest in all assets of the Company and proceeds there of.

The line of credit agreement contains restrictive financial covenants, including, among other restrictive covenants, the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at December 31, 2001.

12.    Income Taxes

Until October 16, 1997, the Company was an S Corporation. Effective October 17, 1997, the Company changed its tax status to a C Corporation in conjunction with the issuance of Series A redeemable convertible

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes as follows:

	Year Ended December 31,
	1999	2000	2001
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)	(6)	(6)
Change in valuation allowance	41	41	41

	—%	—%	—%

The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	1999	2000	2001
Net operating loss carryforwards	$5,667	$17,807	$6,208
Tax credit carryforwards and cumulative temporary differences	373	1,051	5,662

	6,040	18,858	11,870
Valuation allowance	(6,040)	(18,858)	(11,870)

Deferred income tax asset	—	—	—

Deferred tax liabilities	—	—	163

Net deferred tax liabilities	$—	$—	$163

A deferred tax liability of approximately $163,000 was recorded upon the merger with Wood. This deferred tax liability was recognized to offset the tax impact of the non-deductible identifiable intangible assets recorded as of the date of the merger. This deferred tax liability will be released to income tax provision as the identifiable intangible assets are amortized or written off.

A portion of the deferred tax asset was acquired from Wood at the date of the merger. When and if this asset is realized, the amount of goodwill recorded at the date of acquisition will be reduced.

The Company has provided a valuation allowance for the net operating losses, deferred tax assets and tax credit carryforwards which may expire before the Company can use them. The Company believes sufficient uncertainty exists regarding the realizability of these items and accordingly, has provided a valuation allowance for them.

As of December 31, 2001, the Company had approximately $17.0 million and $7.0 million of federal and state net operating loss carryforwards which expire in varying amounts through the year 2021. Due to uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. Under applicable tax regulations, changes in the Company’s ownership, including shares sold in a public offering, may further restrict its ability to utilize its net operating loss carryforwards.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments

The Company leases its office and warehousing facilities under noncancellable operating leases which expire at various dates through December 2013. Certain leases contain options to extend the term and requirements that the Company pay specific common area charges including maintenance, property taxes and utilities.

Future minimum payments under all noncancellable operating lease agreements as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Operating Lease
2002	$2,377
2003	2,017
2004	1,762
2005	1,143
2006	609
Thereafter	2,303

$10,211

The Company leases its principle office from two major stockholders of the Company under which the Company has the right to terminate the lease 90 days prior to the anniversary date in December 2008. Company management has no intention of terminating this prior to December 2013. Under this agreement rent of $52,000 was paid to the stockholders during the year ended December 31, 2001.

Rent expense, net of sublease rent income, for the years ended December 31, 1999, 2000 and 2001 was $116,000, $711,000 and $1,029,000, respectively.

In June 2000, the Company entered into an agreement with a third party to sublease office space for a term of one year beginning July 1, 2000 with an option to renew for an additional six months. In September 2000, the sublease agreement was amended to allow for a second option to renew for an additional six months, a quarterly commitment to purchase printed products from the Company, and the reduction of rent under the original sublease agreement. The Company received $585,000, which offset a portion of the rent expense above for the years ended December 31, 2000 and 2001. On June 30, 2001, the sublease was terminated.

14.    Legal Matters

Between June 15, 2001 and July 7, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, several of our officers and directors, and several underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since March 7, 2000, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that our underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, our post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price, the plaintiffs claim violations of sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000.

The cases have now been consolidated. We intend to vigorously defend against the action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

In addition to the litigation described above, from time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.

15.    Retirement Plan

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

16.    Stockholders’ Equity

During the first quarter of 2000, the Company completed the initial public offering of its common stock. On March 7, 2000, the Company sold 4,500,000 shares and on March 16, 2000, the Company sold an additional 675,000 shares in connection with the exercise of the underwriters’ over-allotment option, for a total of 5,175,000 shares of common stock. The Company received $48.1 million in cash, net of underwriting discounts and commissions. Upon the closing of the offering, all of the Company’s preferred stock automatically converted into an aggregate of 16,070,581 shares of common stock.

During the fourth quarter of 2001, the Company completed its merger with Wood and issued 24,842,089 shares of the Company’s common stock in exchange for all outstanding common and preferred shares of Wood.

Warrant Issuance

In 1998, the Company entered into a marketing collaboration agreement with one of the preferred stockholders in exchange for an issuance of a warrant to purchase the Series A redeemable convertible preferred stock. The Company issued a warrant to purchase 62,500 shares of the Company’s preferred stock and is not obligated to issue further warrants. The warrant was valued at $20,000 and the amount was expensed as marketing expense. The warrant expires on March 16, 2003.

In 1998, in connection with a borrowing agreement, the Company issued a warrant to purchase 8,000 shares of the Series B redeemable convertible preferred stock at $1.25 per share. The warrant was valued at $15,000 and the amount was expensed as interest expense. The warrants were exercised in March 2000 and 7,459 common shares were received upon conversion.

On March 7, 2000, the Company agreed to issue a warrant to purchase 20,000 shares of common stock at $8.00 per share and a warrant to purchase 15,000 shares of common stock at $10.00 per share. The warrants were valued at $194,000 and the amount was to be expensed as rent expense amortized over the life of the lease. On

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 7, 2001, the lease was terminated as part of the corporate restructuring action to consolidate operation facilities and the remaining amount of $141,000 has been expensed to corporate restructuring costs. The warrants are exercisable immediately and expire in 2003.

On April 5, 2000, the Company agreed to issue a warrant to purchase 75,000 shares of common stock at $16.925 per share. The warrant was valued at $480,000 and the amount was expensed as marketing expense. The warrants are exercisable immediately and expire in 2003.

Stock Options

In August 1997, the Board of Directors approved the 1997 Stock Option Plan (the “Plan”). Under the Plan, incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, directors, consultants and advisors to the Company. The option price per share shall not be less than the fair value, as determined by the Board of Directors, for incentive stock option grants, or not less than 85% of the fair value for nonqualified stock option grants. Any options granted to a stockholder with more than 10% of the voting power (a “ten percent owner”) shall not have an option price less than 110% of the fair value. Options become exercisable as determined by the Board of Directors, which is generally over four years from the date of grant, and generally expire ten years after the date of grant, or five years for those options granted to a ten percent owner.

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

Following the October 31, 2001 merger with Wood Associates, options granted pursuant to the Wood Associates plans were converted into stock options exercisable for 6,518,952 of the Company’s common stock representing a .86 exchange ratio. Of these options, none were exercised and 21,879 were canceled as of December 31, 2001.

As of December 31, 2001, there were 15,319,541 shares of common stock reserved for issuance under all of the Company’s stock option plans.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under all option plans is as follows:

	Options Outstanding
	Options Available For Grant	Number	Weighted Average Exercise Price
Balance, December 31, 1998	1,680,249	1,309,376	$0.04
Authorized	649,624	—	—
Granted	(1,877,600)	1,877,600	$1.41
Exercised	—	(1,325,792)	$0.65
Cancelled	267,836	(267,836)	$0.58

Balance, December 31, 1999	720,109	1,593,348	$1.06
Authorized	1,650,376	—	—
Granted	(2,299,900)	2,299,900	$4.77
Exercised	—	(503,418)	$0.50
Cancelled	1,088,873	(1,088,873)	$3.21
Repurchased	115,287	—	—

Balance, December 31, 2000	1,274,745	2,300,957	$3.60
Authorized	11,624,548	—	—
Assumed options from Wood Associates Option Plan	(6,518,952)	6,518,952	$0.43
Granted	(2,467,270)	2,467,270	$0.53
Exercised	—	(259,875)	$0.45
Cancelled	1,977,929	(1,977,929)	$2.49
Repurchased	379,166	—	—

Balance, December 31, 2001	6,270,166	9,049,375	$0.81

	Number of Options	Weighted Average Exercise Price
Exercisable at December 31, 1999	479,011	$0.04
Exercisable at December 31, 2000	466,791	$5.34
Exercisable at December 31, 2001	8,001,132	$0.85

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 0.08 to $ 0.42	1,510,375	6.69	$0.35	1,453,447	$0.35
$ 0.43 to $ 0.43	5,501,198	8.58	$0.43	4,522,445	$0.43
$ 0.44 to $ 3.75	1,642,152	8.77	$1.26	1,642,152	$1.26
$ 4.13 to $ 5.48	230,950	6.56	$4.92	230,950	$4.92
$ 6.92 to $ 6.92	134,700	8.18	$6.92	134,700	$6.92
$10.00 to $10.00	30,000	8.18	$10.00	17,438	$10.00

$ 0.08 to $10.00	9,049,375	8.24	$0.81	8,001,132	$0.85

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for stock options granted to employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation expense for the Plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

	Year Ended December 31,
	1999	2000	2001
Net Loss (in thousands):
As reported	$(13,432)	$(35,975)	$(17,553)
Pro forma	$(13,527)	$(37,446)	$(21,125)
Basic and diluted net loss per share:
As Reported	$(1.78)	$(1.39)	$(0.51)
Pro forma	$(1.80)	$(1.44)	$(0.62)

The weighted average fair value of options granted during fiscal 1999, 2000 and 2001 was $2.87, $5.70 and $0.53 per share. The fair value of each stock option grant in 1999, 2000 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	1999	2000	2001
Volatility	0.01%	144%	211%
Risk-free interest rate	4.73% to 6.21%	6.17% to 6.29%	3.17% to 4.36%
Dividend yield	0%	0%	0%
Expected lives	6 years	6 years	6 years

In 1999, 2000 and 2001, the Company granted to non-employees options to acquire 74,100, 150,000 and 10,000 shares of common stock inside of the Plan at weighted average exercise prices of $0.52, $9.61 and $0.48 and weighted average fair value of $1.15, $9.08 and $0.48. As of December 31, 2001, 35,475 options were outstanding and exercisable at exercise prices ranging from $0.41 to $0.43. (The weighted average exercise price of the outstanding options was $0.43, and the weighted average remaining contractual life was 9 years). In 1999, 2000, and 2001, the Company recorded compensation expense of $85,000, $18,000 and nil, respectively. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	1999	2000	2001
Volatility	65%	65%	211%
Risk-free interest rate	4.70% to 5.42%	6.18%	5.40%
Dividend yield	0%	0%	0%
Expected lives	1 year	1 year	10 years

The Plan allows for the issuance of options, which are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a restricted stock purchase agreement generally vest over four years. The Company may repurchase unvested shares at a price equal to the original issuance price upon termination of the employee. This right expires generally over four years. As of December 31, 1999, 2000 and 2001, 860,035, 410,053 and 57,994 shares of common stock issued and outstanding were unvested and subject to repurchase by the Company at $0.01 to $4.86 per share, $0.01 to $7.61 per share and $0.08 to $7.61 per share, respectively.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of the Company’s common stock for issuance under the Purchase Plan. This number of shares will be increased cumulatively on January 1, 2001 and each January 1 thereafter through January 1, 2010 by the lesser of 5% of the shares of the common stock issued and outstanding on the immediately preceding December 31 or 3,000,000 shares. The Purchase Plan allows eligible employees to purchase the Company’s stock at 85% of the lower of the fair market value at the first day of the offering period or the last day the purchasing period, whichever is lower. Employees purchased 76,759 and 152,048 shares of stock during 2000 and 2001, respectively.

Deferred Stock Compensation

Deferred compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the estimated fair value of the underlying stock. Deferred stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method, generally four years. Through December 31, 2000 and 2001, the Company had recorded unearned stock-based compensation of $4,467,000 and $3,129,000, respectively. For the years ended December 31, 1999 and 2000, the Company recorded stock-based compensation expense of $668,000 and $1,849,000, respectively. For the year ended December 31, 2001, the amount of deferred stock compensation expense of $782,000 was offset by $749,000 of prior years’ expense reversed due to cancellations of unvested options, for a net expense of $33,000.

The total unearned stock-based compensation recorded for all option grants through December 31, 2001 of $579,000 will be amortized as follows: $409,000 for the year ending December 31, 2002, $160,000 for the year ending December 31, 2003 and $10,000 for the year ending December 31, 2004. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Stockholder Note Receivable

In January 2001, the Company granted an immediately exercisable option to purchase 150,000 shares of common stock at an exercise price of $0.75 to an officer. The Company also issued the same officer a promissory note in an aggregate principal amount of $112,500 in connection with the exercise of stock options. The note bears interest at 5.90% per annum and is due in January 2005. The Company has the right to repurchase these shares at cost upon termination of the officer’s employment. This right expires over four years. On December 25, 2001, the officer’s employment was terminated and the Company repurchased the shares.

In November 1999, the Company granted an immediately exercisable option to purchase 290,000 shares of common stock at an exercise price of $2.26 to an officer. The Company also issued to the same officer a promissory note in an aggregate principal amount of $655,400 in connection with the exercise of stock options. On February 2, 2001, upon termination of the officer’s employment, the Company repurchased 199,374 of the unvested shares of common stock at the original price of $2.26 reducing the principal of the promissory note to $204,815. The note bears interest at 5.96% per annum and is due in November 2003.

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data—unaudited

The following table sets forth, for the periods presented, selected data from our consolidated statements of operations on a quarterly basis. The statements of operations data have been derived from our unaudited financial statements. In the opinion of management, these statements have been prepared on substantially the same basis as the audited financial statements and included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with the financial statements and notes to those financial statements included elsewhere in this filing.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, expect per share amounts)
Statement of Operations Data:
Revenue	$3,182	$2,467	$1,624	$10,667
Cost of sales	2,137	1,460	1,026	7,633

Gross profit	1,045	1,007	598	3,034

Operating expenses:
Research and development	1,638	1,326	1,156	1,072
Sales and marketing	3,731	1,993	1,648	3,252
General and administrative	1,595	1,496	1,322	1,800
Amortization of deferred compensation	(400)	(17)	291	159
Corporate restructuring costs	288	106	985	847

Total operating expenses	6,852	4,904	5,402	7,130

Loss from operations	(5,807)	(3,897)	(4,804)	(4,096)
Other income, net	463	335	170	83

Net loss	$(5,344)	$(3,562)	$(4,634)	$(4,013)

Basic and diluted net loss per common share	$(0.18)	$(0.12)	$(0.15)	$(0.09)

Shares used to compute basic and diluted net loss per common share	30,136	30,158	30,235	46,736

iPrint Technologies, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands, expect per share amounts)
Statement of Operations Data:
Revenue	$3,032	$4,549	$4,955	$4,533
Cost of sales	2,191	3,340	3,442	3,048

Gross profit	841	1,209	1,513	1,485

Operating expenses:
Research and development	1,610	1,867	1,418	1,757
Sales and marketing	8,730	7,120	5,979	5,561
General and administrative	1,896	2,003	1,697	1,778
Amortization of deferred compensation	740	409	500	200

Total operating expenses	12,976	11,399	9,594	9,296

Loss from operations	(12,135)	(10,190)	(8,081)	(7,811)
Other income, net	272	648	719	603

Net loss	$(11,863)	$(9,542)	$(7,362)	$(7,208)

Basic and diluted net loss per common share	$(0.86)	$(0.32)	$(0.25)	$(0.24)

Shares used to compute basic and diluted net loss per common share	13,832	29,951	30,034	30,064

ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                  FINANCIAL DISCLOSURE

None

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2002 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see “Executive Officers” at the end of Part I of this report.

ITEM 11     EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “General Information” in the Proxy Statement.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit Number	Exhibit Title
2.1(3)
Agreement and Plan of Reorganization, dated as of June 23, 2001, among iPrint Technologies, inc., Metal Combination Corp., Wood Alliance, Inc., and, with respect to Article VIII and Article X only, James D. Childers

3.1(3)	Form of Third Amended and Restated Certificate of Incorporation

3.2(1)	Bylaws of the Registrant

4.3(2)	Third Amended and Restated Rights Agreement

10.15(4)	Standard Industrial Lease-Net dated December 22, 1998 between Monte D. Wood & James Childers and Wood Alliance, Inc. as amended

10.16(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Royal P. Farros

10.17(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Monte Wood

10.18(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and David L. Hodson

10.19(2)	Form of Lock Up Agreement

10.20(2)	Form of Agreement of Merger to be entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.21(2)	Form of Affiliate Agreement entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.22(3)	Form of Escrow Agreement to be entered into prior to he consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.23(4)	Amended and Restated Real Property Lease dated August 31, 2001 between Monte D Wood & Tina Wood and Wood Alliance, Inc.

10.24(4)	Standard Industrial Lease dated April 25, 2000 between Westport Business Park, Ltd. and Wood Associates, Inc.

10.25(4)	Amended and Restated Revolving Loan and Security Agreement dated January 31, 2000 between Comerica Bank-California and Wood Alliance, S. P. Inc. d/b/a Wood Associates

10.26(4)	First Amendment to Amended and Restated Revolving Loan and Security Agreement dated July 2000 between Comerica-California and Wood Alliance, S. P. Inc. d/b/a Wood Associates

10.27(4)	Loan and Security Agreement dated July 2, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

10.28(4)	Loan and Security Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

10.29(4)	Strategic Development Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

Exhibit Number	Exhibit Title
10.30(5)	Revolving Loan and Security Agreement by and among iPrint Technologies, inc., Wood Alliance, S.P. Inc. and Comerica Bank-California, dated as of November 1, 2001

10.31*	First Amendment to Lease and Assignment and Assumptions of Lease

10.32*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and Royal Farros dated as of February 5, 2002

10.33*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and David Hodson dated as of January 15, 2002

10.34*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and Robyn Cerrutti dated as of January 31, 2002

10.35*	Employee Innovation and Proprietary Rights Assignment Agreement

23.1*	Consent of Arthur Andersen LLP

99.1*	Letter from iPrint to Securities and Exchange Commission Regarding Certain Representations from Arthur Andersen LLP

*	Filed with this Form 10-K

(1)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-1 (File No. 333-91841).

(2)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s quarterly report on Form 10-Q for the period ended March 31, 2001 (0-29733).

(3)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-4 filed on September 4, 2001 (333-68898).

(4)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-4/A filed on September 26, 2001 (333-68898).

(5)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s current report on Form 8-K filed on November 13, 2001 (0-29733).

(b)  Reports on Form 8-K.

On October 9, 2001, iPrint Technologies, inc. filed a Current Report on Form 8-K reporting a loan made by iPrint to Wood Alliance, Inc.

On October 30, 2001, iPrint Technologies, inc. filed a Current Report on Form 8-K reporting two loans made by iPrint to Wood Alliance, Inc.

On November 13, 2001, iPrint Technologies, inc. filed a Current Report on Form 8-K reporting the consummation of the merger transaction between iPrint and Wood Alliance, Inc., and announcing that iPrint and Wood entered into a Revolving Loan and Security Agreement with Comerica Bank-California.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPrint Technologies, inc.

by:	/s/ MONTE D. WOOD
Monte D. Wood President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 1st day of April, 2002.

/s/ MONTE D. WOOD Monte D. Wood	President and Chief Executive Officer, Director

/s/ DAVID SELTZER David Seltzer	Chief Financial Officer

/s/ ROYAL P. FARROS Royal P. Farros	Chairman of the Board of Directors

/s/ PETER J. DALTON Peter J. Dalton	Director

/s/ EDWARD C. DRISCOLL, JR. Edward C. Driscoll, Jr.	Director

/s/ JAMES P. MCCORMICK James P. McCormick	Director

/s/ J. A. HEIDI ROIZEN J. A. Heidi Roizen	Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 1999	$—	$—	$—	$—
Year ended December 31, 2000	$—	$213	$(39)	$174
Year ended December 31, 2001	$174	$797	$(554)	$417

Restructuring:
Year ended December 31, 2001	$—	$2,226	$1,346	$880

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1(3)
Agreement and Plan of Reorganization, dated as of June 23, 2001, among iPrint Technologies, inc., Metal Combination Corp., Wood Alliance, Inc., and, with respect to Article VIII and Article X only, James D. Childers

3.1(3)	Form of Third Amended and Restated Certificate of Incorporation

3.2(1)	Bylaws of the Registrant

4.3(2)	Third Amended and Restated Rights Agreement

10.15(4)	Standard Industrial Lease-Net dated December 22, 1998 between Monte D. Wood & James Childers and Wood Alliance, Inc. as amended

10.16(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Royal P. Farros

10.17(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and Monte Wood

10.18(2)	Employment and Proprietary Rights Assignment Agreement, dated June 23, 2001, entered into by iPrint Technologies, inc. and David L. Hodson

10.19(2)	Form of Lock Up Agreement

10.20(2)	Form of Agreement of Merger to be entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.21(2)	Form of Affiliate Agreement entered into prior to the consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.22(3)	Form of Escrow Agreement to be entered into prior to he consummation of the transactions contemplated by the Agreement and Plan of Reorganization

10.23(4)	Amended and Restated Real Property Lease dated August 31, 2001 between Monte D Wood & Tina Wood and Wood Alliance, Inc.

10.24(4)	Standard Industrial Lease dated April 25, 2000 between Westport Business Park, Ltd. and Wood Associates, Inc.

10.25(4)	Amended and Restated Revolving Loan and Security Agreement dated January 31, 2000 between Comerica Bank-California and Wood Alliance, S. P. Inc. d/b/a Wood Associates

10.26(4)	First Amendment to Amended and Restated Revolving Loan and Security Agreement dated July 2000 between Comerica-California and Wood Alliance, S. P. Inc. d/b/a Wood Associates

10.27(4)	Loan and Security Agreement dated July 2, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

10.28(4)	Loan and Security Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

10.29(4)	Strategic Development Agreement dated August 31, 2001 between iPrint Technologies, inc. and Wood Alliance, Inc.

10.30(5)	Revolving Loan and Security Agreement by and among iPrint Technologies, inc., Wood Alliance, S.P. Inc. and Comerica Bank-California, dated as of November 1, 2001

10.31*	First Amendment to Lease and Assignment and Assumptions of Lease

10.32*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and Royal Farros dated as of February 5, 2002

10.33*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and David Hodson as of January 15, 2002

Exhibit Number	Exhibit Title
10.34*	Confidential Resignation Agreement and General Release of Claims between iPrint Technologies, inc. and Robyn Cerrutti as of January 31, 2002

10.35*	Employee Innovation and Proprietary Rights Assignment Agreement

23.1	Consent of Arthur Andersen LLP

99.1	Letter from iPrint to Securities and Exchange Commission Regarding Certain Representations from Arthur Andersen LLP

*	Filed with this Form 10-K

(1)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-1 (File No. 333-91841).

(2)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s quarterly report on Form 10-Q for the period ended March 31, 2001 (0-29733).

(3)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-4 filed on September 4, 2001 (333-68898)

(4)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s registration statement on Form S-4/A filed on September 26, 2001 (333-68898)

(5)	Incorporated by reference to the exhibit previously filed as an exhibit to iPrint Technologies, inc.’s current report on Form 8-K filed on November 13, 2001 (0-29733).