Form 10-Q
period 2002-03-31
IPRINT TECHNOLOGIES INC
filed 2002-05-15
CIK 1099795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number: 0-29733

iPrint Technologies, inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0436465 (IRS Employer Identification Number)

3073 Corvin Drive
Santa Clara, CA 95051
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 523-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

As of April 12, 2002, 54,750,021 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

iPrint Technologies, inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

iPrint Technologies, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	March 31, 2002
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,296	$1,617
Short-term investments	2,111	—
Restricted cash	2,357	2,368
Accounts and other receivables, net	11,147	7,754
Inventory	1,991	2,099
Prepaid expenses and other current assets	1,032	868

Total current assets	20,934	14,706

Property and equipment, net	4,265	3,565
Goodwill and intangibles	25,859	7,614
Deposits and other assets	657	598

Total assets	$51,715	$26,483

Liabilities and Stockholders’ Equity
Current liabilities:
Overdraft	$923	$—
Accounts payable	7,298	6,001
Accrued and other current liabilities	8,096	6,430
Current portion of bank borrowings and capital lease	6,833	5,990

Total current liabilities	23,150	18,421
Non-current portion of capital lease	6	5
Other long-term liabilities	163	—

Stockholders’ equity:
Common stock	55	55
Additional paid-in capital	98,529	98,433
Notes receivable from stockholder	(205)	(205)
Deferred compensation, net	(579)	(457)
Accumulated deficit	(69,415)	(89,772)
Accumulated other comprehensive income	11	3

Total stockholders’ equity	28,396	8,057

Total liabilities and stockholders’ equity	$51,715	$26,483

See notes to condensed consolidated financial statements.

iPrint Technologies, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Printed products	$3,064	$11,923
Other	118	—

Total revenues	3,182	11,923
Cost of sales:
Printed products	2,137	8,002
Other	—	—

Total cost of sales	2,137	8,002

Operating expenses:
Research and development (net of $(84) and $26 non-cash compensation expense)	1,638	529
Sales and marketing (net of $(144) and $44 non-cash compensation expense)	3,731	3,501
General and administrative (net of $(172) and $53 non-cash compensation expense)	1,595	2,091
Amortization of deferred compensation, net of forfeitures	(400)	123
Corporate restructuring costs	288	—

Total operating expenses	6,852	6,244
Other income (expense), net	463	(34)

Loss before cumulative effect of accounting change	(5,344)	(2,357)
Cumulative effect of accounting change	—	(18,000)

Net loss	$(5,344)	$(20,357)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.18)	$(0.04)

Cumulative effect of accounting change per share	$(0.00)	$(0.33)

Basic and diluted net loss per share	$(0.18)	$(0.37)

Shares used to calculate basic and diluted net loss per share	30,136	54,727

See notes to condensed consolidated financial statements.

iPrint Technologies, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities
Net loss	$(5,344)	$(20,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	18,000
Depreciation and amortization	506	790
Provision for doubtful accounts	30	—
Increase in inventory reserve	—	41
Loss (gain) on disposal of fixed assets	213	(8)
Gain on sale of investments	—	(8)
Amortization of deferred stock compensation	(400)	123
Changes in assets and liabilities:
Restricted cash	—	(11)
Accounts and other receivables	584	3,073
Inventory	—	(150)
Prepaid expenses and other current assets	46	164
Deposits and other assets	—	59
Accounts payable	524	(1,297)
Accrued and other current liabilities	(466)	(1,653)

Net cash used in operating activities	(4,307)	(1,234)

Cash flows from investing activities
Repayments of loans made to officers	—	320
Purchases of short-term investments	(9,871)	—
Sale/maturities of investments securities	10,809	2,111
Capital expenditures	(178)	—

Net cash provided by investing activities	760	2,431

Cash flows from financing activities
Net change in overdraft	—	(923)
Repayments of bank borrowings, net	—	(844)
Payments on capital lease	(2)	—
Proceeds from issuance of common stock, net of issuance costs	76	7
Repurchase of common stock	(2)	(116)

Net cash provided by (used in) financing activities	72	(1,876)

Net decrease in cash and cash equivalents	(3,475)	(679)
Cash and cash equivalents at beginning of period	19,283	2,296

Cash and cash equivalents at end of period	$15,808	$1,617

Supplementary information:
Interest paid	$4	$78
Non-cash financing activity:
Deferred compensation related to stock options	$(1,139)	$—
Non-cash investing activity:
Issuance of common stock in connection with lease obligation	$—	$13

See notes to condensed financial statements.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of iPrint Technologies, inc. (“iPrint” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors have included a paragraph in their report for the year ended December 31, 2001 indicating that substantial doubt exists as to our ability to continue as a going concern because we have recurring operating losses, a negative working capital deficit and have breached certain covenants under our bank line of credit. At March 31, 2002, the Company had an accumulated deficit of $89.8 million and a negative working capital of $3.7 million. The Company incurred negative cash flow from operations for the year ended December 31, 2001 and for the three month period ended March 31, 2002 and as of December 31, 2001 has breached certain financial covenants under the bank line of credit agreement.

On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the breached financial covenants through May 31, 2002. The Company’s currently in the process of negotiating other financing options to replace its current facility. With this financing in place and with anticipated cash flow from continuing operations, the Company believes that it will be able to satisfy its existing working capital needs, interest obligations, and capital expenditure requirements. If the Company is unable to amend the revolving credit facility or complete the new financial transactions it is pursuing or if the Company is unable to meet its debt service obligations or fund our other liquidity needs, then it will need to raise additional funds in order to continue as a going concern. In light of the Company’s declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all.

2.    Acquisition

On June 23, 2001, the Company entered into a merger agreement with Wood Alliance, Inc (“Wood”). In connection with the agreement, which was consummated on October 31, 2001, the Company issued 24,842,089 common shares in exchange for all outstanding common and preferred shares of Wood. The acquisition was accounted for as a purchase and accordingly, the results of operations of Wood, from January 1, 2002 to March 31, 2002 have been included in the unaudited condensed consolidated financial statements. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The fair market value of the equity securities issued in the acquisition was approximately $17.0 million and the purchase price was $19.2 million. A portion of the purchase price was identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include $400,000 for Wood’s identifiable customer base and trademark.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

The aggregate purchase price of $19.2 million, including acquisition costs, for the Wood acquisition was allocated as follows:

(in thousands)
Tangible assets acquired	$15,222
Identifiable intangible assets	400
Goodwill	25,296
Liabilities assumed	(21,712)

$19,206

The purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The allocations above are based on management’s estimate of the purchase accounting and estimates will continue to be refined and the corresponding adjustments will be reflected in goodwill. The purchase price allocation is subject to revision as management obtains additional information. Revisions of $163,000 were made in the three months ended March 31, 2002 relating to the recognition of deferred tax liabilities.

The unaudited pro forma financial information for the three months ended March 31, 2001 and 2002 is presented below as if the Wood operations had been acquired on January 1, 2001:

	Three months ended March 31,
	2001	2002
	(in thousands, except per share amounts)
Revenues	$17,747	$11,923
Net loss	$(7,360)	$(20,357)
Basic and diluted net loss per share	$(0.13)	$(0.37)
Share used in calculating per share amount	54,978	54,727

3.    Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31, 2001	March 31, 2002
Trade receivables	$10,173	$7,186
Loans to officers	481	291
Other employee receivables	435	111
Other receivables	—	93
Income tax refund	475	475
Allowance for doubtful accounts	(417)	(402)

	$11,147	$7,754

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $721,423. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $18,942, with a final balloon payment of all remaining principal and accrued interest due in April 2005. As of March 31, 2002, there remained $225,175 in outstanding principle and interest.

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $160,000. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $4,195, with a final balloon payment of all remaining principal and accrued interest due in April 2005. The loan was repaid as of February 28, 2002.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

4.    Inventory

Inventories consist of the following (in thousands):

	December 31, 2001	March 31, 2002
Company merchandise store	$1,549	$1,599
Custom order merchandise	442	500

	$1,991	$2,099

5.    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and recorded an $18.0 million impairment of goodwill related to the 2001 acquisition of Wood Alliance, Inc. The impairment was recorded as a cumulative effect of accounting change in the period ended March 31, 2002. Under SFAS No. 142, the Company must complete a transitional impairment test by June 30, 2002. The transitional impairment test is not complete, however the Company has estimated the impairment amount to be $18.0 million. Actual results may differ from this estimate.

6.    Net Loss per Share

Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 3,428,642 shares and 12,675,035 shares for the three months ended March 31, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per common share.

	Three months ended March 31,
	2001	2002
	(In thousands except per share amounts)
Numerator:
Net loss	$(5,344)	$(20,357)
Denominator:
Denominator for basic and diluted earnings per share—weighted average shares	30,136	54,727
Basic and diluted net loss per share	$(0.18)	$(0.37)

7.    Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS” No. 130) establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The object of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders (“comprehensive loss”). Comprehensive loss is the total of net loss and all other non-owner changes in equity.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

The components of comprehensive loss for the three month period ended March 31, 2001 and 2002 are as follows:

	Three months ended March 31,
	2001	2002
	(In thousands)
Net loss:	$(5,344)	$(20,357)
Unrealized gain (loss) on short-term investments	(6)	3

Comprehensive loss	$(5,350)	$(20,354)

8.    Deferred Stock-Based Compensation

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2002, the Company recorded deferred stock-based compensation of $3.1 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, less cancellations. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. In accordance with Accounting Principles Board Opinion No. 25, certain previously expensed amounts were reversed during the quarter ended March 31, 2001, due to cancellations of unvested options. The net recovery of previously expensed deferred compensation was $400,000 for the quarter ended March 31, 2001.

The amortization amount of deferred compensation for the three months ended March 31, 2002 is $123,000. The amount of deferred compensation expense that is currently estimated to be recorded in future periods could be decreased if options for which accrued but unvested compensation has been recorded are forfeited.

9.    Stockholders Receivable

In November 1999, the Company granted an immediately exercisable option to purchase 290,000 shares of common stock at an exercise price of $2.26 to an officer. The Company also issued to the same officer a promissory note in an aggregate principal amount of $655,400 in connection with the exercise of stock options. On February 2, 2001, upon termination of the officer’s employment, the Company repurchased 199,374 of the unvested shares of common stock at the original price of $2.26 reducing the principal of the promissory note to $204,815. The note bears interest at 5.96% per annum and is due in November 2003. As of March 31, 2002, $65,284 of interest is accrued on the note and is included in accounts and other receivables.

10.    Borrowing Arrangements

On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full. In connection with this agreement, the Company issued a warrant to purchase 12,000 shares of Series C redeemable convertible preferred stock at $6.00 per share. On May 4, 2001 this warrant was cancelled.

On November 1, 2001, the Company obtained a new bank line of credit. As of March 31, 2002, the Company had borrowings outstanding on this line of $6.0 million under a $10 million revolving bank line of credit which was payable on demand. The line of credit bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of March 31, 2002, the rate was approximately 5.25%. Interest expense totaled $73,000 for the three months ended March 31, 2002. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 50% of eligible inventory. The bank has senior security interest in all assets of the Company and proceeds there of.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

The line of credit agreement contains restrictive financial covenants, including, among other restrictive covenants, the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at March 31, 2002.

On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the failed financial covenants through May 31, 2002.

11.    Corporate Restructuring Costs

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

As a result of the merger with Wood, the Company announced in December 2001 that the workforce would be reduced by approximately 60 employees during the fourth quarter of 2001 and the first quarter of 2002. Restructuring charges of $847,000 were recorded in the fourth quarter of 2001 and were all due to iPrint employee separations. An additional $75,000 was recorded as part of the cost of acquisition of Wood in accordance with Emerging Issues Task Force Issue #95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”, and has been included as goodwill in the accompanying condensed consolidated balance sheets.

Employee separation benefits included severance, medical and other benefits. As of December 31, 2001, approximately 20 terminated employees remained with the Company. The Company completed these terminations in January 2002.

The restructuring reserve consists of the following amounts (in thousands):

	Restructure Reserve as of December 31, 2001	Non-Cash Charges	Cash Payments	Restructure Reserve as of March 31, 2002
Components:
Workforce reduction	$627	$—	$627	$—
Consolidation of excess facilities and other charges	253	12	241	—
Disposition of fixed assets	—	—	—	—

	$880	$12	$868	$—

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

12.    Barter Transactions

For the three months ended March 31, 2001, the Company had advertising barter transactions whereby its advertisement was placed on a co-labeled third party’s website in exchange for certain of its products offered to customers of the co-labeled third party. The Company accounts for barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by sufficient cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three months ended March 31, 2001 and 2002 amounted to $76,000 and $0, respectively.

13.    Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and bank borrowings approximates fair value due to the short-term maturities of those instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in U.S. government securities and commercial paper. These investments typically bear minimal risk. This diversification of risk is consistent with the Company’s policy to ensure safety of principal.

The Company sells a variety of printed products to end user customers. The products and services are available to our customers through the following channels: iPrint.com website, specialized print services, iPrint.com marketing relationships and co-labeled websites, and private-label websites. One customer accounted for 13% of total revenue for the three months ended March 31, 2002. The same customer accounted for 20% of outstanding accounts receivable balance as of March 31, 2002. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales.

The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

14.    Recent Accounting Pronouncements

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

The Company adopted the provisions of SFAS 141 at the time of the merger transaction with Wood Alliance, Inc. and has adopted the provisions of SFAS 142 on January 1, 2002. The Company has recorded an $18.0 million impairment of goodwill charge accounted for as a cumulative effect of change in accounting principle in the three months ended March 31, 2002. Under SFAS 142, the Company must complete a transitional impairment test by June 30, 2002. The transitional impairment test is not complete, however the Company has estimated the impairment amount to be $18.0 million. Actual results may differ from this estimate.

IPRINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(Unaudited)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our results of operations, financial position, or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies are required to adopt SFAS 144 in the first fiscal year beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties, in particular relating to our expectations regarding our future operating expenses and capital requirements. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth or incorporated by reference under “Factors That May Affect Future Results” and elsewhere in this report.

Overview

iPrint Technologies, inc. (“iPrint”) is one of the leading providers of online and offline marketing and customized branding solutions. Our award-winning technology improves the way businesses buy promotional merchandise and custom printing, as well as offers a competitive advantage in all channels of our business. With a network of offices nationwide, iPrint services more than 200 world-class organizations.

On October 31, 2001, we completed our merger with Wood Alliance, Inc., doing business as Wood Associates (“Wood”), which is a leading promotional merchandise marketing company serving the business market As a result of this merger, we have gained potential access to Fortune 1000 customers, a nationwide sales force, as well as many long-standing, high-volume relationships with vendors and suppliers both domestically and internationally.

We also became one of the few companies in the promotional merchandise industry with the ability to fully integrate customers, vendors, sales, and distribution facilities with full service e-commerce, workflow management and online art/design tools. This technology solution uniquely manages the print process for both collateral and promotional products.

Our online printing technology offers a virtual one-stop shop for commercial printing, allowing customers to design, proof, and order thousands of customized printed products via the Internet. Our online print services are designed to be more convenient and cost-effective than traditional print channels. By automating or enhancing the print order process, by integrating into corporate e-procurement systems, and by electronically connecting our online printing services into select commercial print vendors, we significantly reduce many of the costs and inefficiencies associated with the traditional printing process. Other benefits of our solution include streamlining information and workflow, centralizing control and accountability, facilitating logo standardization, and improving efficiency with the e-procurement process.

Customers can access our services through:

•
Custom merchandise:    This business channel is comprised mostly of promotional merchandise orders placed directly through one of our regional sales teams. Promotional items are fulfilled and shipped by our manufacturing vendor. We provide our customers two alternatives when choosing the means of distribution. Finished products may either be shipped directly from the vendor to the client or the client may choose to contract or pre-purchase the merchandise and store it in one of our business locations for shipment or pick-up at a later date.

•
Specialized print services:    This channel services customers who are interested in obtaining custom-printed jobs that vary in quantity from our existing website offerings, or orders for printed items that are not generally offered in our self-service print shop, such as multi-paged color brochures, specialized banner production, color photocopying, or bound documentation. We promote these specialized print services at our Corporate e-Print Centers, iPrint.com and related websites. These orders often represent higher revenues than a typical short-run print job. Our customer service representatives review and respond to these requests on a case-by-case basis. We may fulfill special projects through our existing commercial print vendors or select other print vendors beyond those we ordinarily use. We generate revenues from these orders based on the value of the products ordered by a customer. By their nature, the specifics and dollar amounts of these projects vary widely.

•
iPrint.com, Private-Labeled, And Affiliate Website Solutions:    In addition to operating our own www.iPrint.com retail print shop, we supply the technology and operating infrastructure to run online print shop environments in a non-exclusive manner to a variety of organizations. Through this channel, there are two primary ways that companies use our online print shop technology: affiliate relationships and private-labeled agreements. Affiliate relationships promote both the iPrint.com brand and the affiliate party’s brand and agreements usually include paying a percentage commission on sales made through these online shops. Private-labeled relationships promote only the private-labeled party’s brand. Depending on the specifics of the arrangement, we may generate revenue either from orders placed on these websites, based on the wholesale price of the products sold, from a fee based on revenue generated from the website, or some combination of product and transaction fees. In some instances, our private-labeled parties may determine pricing, as well as print and order fulfillment vendors. For private-labeled shops, the products offered vary depending on the requirements and desires of a particular partner.

Company Merchandise Store programs:    The Company Merchandise Store program consists of customized, online Merchandise Stores, and in some cases a supplemental offline, printed catalog. Online company stores are structured in a virtual mall environment in which clients are able to select their required promotional items, check out electronically, and have the items delivered to their homes or offices. Offline, printed catalogs are structured in the same fashion as a department store catalog. These channels enable iPrint’s customers (mainly their employees, partners and/or customers) to order promotional items for business and personal use. Customers choose from a pre-selected offering of branded promotional merchandise such as writing instruments, apparel and caps, golf accessories, leather padfolios, travel/sports bags, and more. Online Company Merchandise Stores and the printed catalogs may contain the same types of promotional items as offered by our offline “custom merchandise” channel.

•
Corporate e-Print Centers:    Through our Corporate e-Print Center program, we supply technology and operating infrastructure to run customized, online printing solutions for large enterprises. These Centers enable employees to order a variety of custom-printed items, such as business cards, stationery, and marketing materials, through a secure, customized website. Our online Corporate e-Print Centers can integrate into existing compatible ERP, e-procurement, or supply chain management environments or function in a stand-alone capacity. Depending on the specifics of the arrangement, we may generate revenue from set-up and activation charges, from reselling printed materials purchased from our backend printing network, from a transaction percentage, or from some combination of all of the above. In some cases, our corporate customers may determine the vendor. Products offered at our Corporate e-Print Centers vary depending on the requirements and desires of the corporate partner.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated.

Percentage of Total Revenues:

	Three Months Ended March 31,
	2001	2002
Revenues	100.0%	100.0%
Cost of sales	67.2	67.1

Gross margin	32.8	32.9
Operating expenses:
Research and development	51.5	4.4
Sales and marketing	117.3	29.4
General and administrative	50.1	17.5
Amortization of deferred compensation, net of forfeitures	(12.6)	1.0
Corporate restructuring costs	9.1	0.0

Total operating expenses	215.4	52.3

Loss from operations	(182.6)	(19.4)
Other income (expense), net	14.6	(0.3)

Loss before cumulative effect of accounting change	(168.0)	(19.7)
Cumulative effect of accounting change	0.0	(151.0)

Net loss	(168.0)%	(170.7)%

Revenues

Revenues are recognized when persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed and determinable, and collection of the receivable is probable. We take title to all products we instruct our commercial print vendors to produce. Revenues were $3.2 million and $11.9 million for the three months ended March 31, 2001 and 2002, respectively, representing an increase of 8.7 million or 275% in 2002 over 2001. The increase is primarily due to 3 months of revenue from the acquisition of Wood, which added two product lines, custom merchandise and company merchandise stores. The increase was offset by a decrease of revenue in the website properties and specialized print services.

The following table sets forth percentage of revenues by channel for the periods indicated.

Percentage of Revenues by Channel:

	Three Months Ended March 31,
	2001	2002
Custom merchandise and specialized print services	44%	80%
iPrint.com, private-labeled and affiliate website solutions	56	6
Company merchandise stores	—	13
Corporate e-Print centers	—	1

Total	100%	100%

Cost of Sales

        Cost of sales increased to $8.0 million for the three months ended March 31, 2002 from $2.1 million for the same period in 2001. The increase was primarily due to increased sales from Wood. Gross margin increased slightly to 32.9% for the three months ended March 31, 2002 from 32.8% for the same period in 2001. This 0.1% increase in gross margin consists primarily of a increase in gross margins across all of our products.

Research and Development

During the three months ended March 31, 2002, research and development expenses were $529,000, a decrease of 67.7% over research and development expenses for the same period in 2001. The decrease in research and development expenses for the comparable three month period in 2001 was primarily attributable to decreases in the number of research and development personnel and the reduction of consultant and outside contractor costs.

Sales and Marketing

During the three months ended March 31, 2002, sales and marketing expenses were $3.5 million, a decrease of 6% over sales and marketing expenses of $3.7 million for the same period in 2001. This decrease was primarily the result of a $1.1 million decrease in advertising and promotional spending and $228,000 decrease for promotional products given away for free. Also contributing to this decrease were headcount reductions in our direct marketing, business development and customer support staff as well as other support charges. This decrease was offset by $2.7 million in sales and marketing expense from Wood.

General and Administrative Expenses

During the three months ended March 31, 2002, general and administrative expenses were $2.1 million, an increase of 31% over general and administrative expenses of $1.6 million for the same period in 2001. The increase was primarily attributable to an increase in general and administrative expenses associated with Wood.

Amortization of Stock-based Compensation

Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees to the extent that the options cancelled were unvested at the date of termination. As of March 31, 2002, we had a remaining balance of $457,000 of deferred compensation to be amortized.

Corporate restructuring costs

During the three months ended March 31, 2001, the Company announced and began a corporate restructuring plan to reduce costs and move towards achieving profitability. The Company’s restructuring actions consisted primarily of consolidating west coast operations into a single facility, reducing its workforce by approximately 20 employees and disposing of certain fixed assets. Restructuring charges of $288,000 were recorded in the three months ended March 31, 2001 and were comprised of $42,000 related to employee separations, $33,000 related to consolidation of facilities and $213,000 related to disposals of fixed assets. No restructuring charge was recorded during the three months ended March 31, 2002.

Other Income (Expense), net

Other income (expense), net was ($34,000) for the three months ended March 31, 2002 compared to $463,000 for the same period in 2001. The decrease is mainly due to lower investment income resulting from lower cash balances offset by interest expense from the line of credit obtained in the Wood acquisition.

Net Loss

Net loss increased to $20.4 million for the three months ended March 31, 2002 from $5.3 million for the same period in 2001. The $15.1 million increase in net loss was the result of $18.0 million charge for a cumulative effect of accounting change, increased spending in general and administrative expenses, offset by a decrease in research and development expenses and sales and marketing expenses.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $1.6 million as of March 31, 2002, compared to $4.4 million as of December 31, 2001. The Company had an overdraft balance of $923,000 as of December 31, 2001 which represents outstanding checks. The Company does not have an overdraft balance at March 31, 2002.

Net cash used in operations for the three months ended March 31, 2002 was $1.2 million compared with $4.3 million for the same period in 2001. The decrease is primarily the result of lower net losses, adjusted for cumulative effect of accounting change, depreciation and amortization charges.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2002 compared with $760,000 for the same period in 2001. The cash provided by investing activities was related to the sale and maturities of short-term investments of $2.1 million and repayments of loans made to officers.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2002, compared to net cash provided of $72,000 for the same period in 2001. Cash used in financing activities was primarily due to repayments of bank borrowings and net change in overdraft.

As of March 31, 2002, the Company had borrowings outstanding of $5,990,000 under a $10.0 million revolving bank line of credit, which is payable on demand. The loan bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of March 31, 2002, the interest rate was 5.25%. Borrowings under the line of credit were limited to 80% of eligible accounts receivable and 50% of inventory. The bank has a senior security interest in all assets of the Company and the proceeds thereof. The line of credit agreement contains restrictive financial covenants, including the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at March 31, 2002. On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the breached financial covenants through May 31, 2002.

As of March 31, 2002, the Company had an accumulated deficit of $89.8 million and a negative working capital deficit of $3.7 million. The Company incurred negative cash flow from operations for the three months ended March 31, 2002 and for the year ended December 31, 2001, and breached certain financial covenants under the existing bank line of credit agreement. Our auditors have included a paragraph in their report for the year ended December 31, 2001 indicating that substantial doubt exists as to our ability to continue as a going concern because we have recurring operating losses, a negative working capital deficit and have breached certain covenants under our existing bank line of credit. We are currently in the process of amending our current revolving credit facility and negotiating other new financing options to possibly replace our existing revolving credit facility. If we are unable to amend the revolving credit facility or complete the new financial transactions we are pursuing or if we are unable to meet our debt service obligations or fund our other liquidity needs, then we will need to raise additional funds in order to continue as a going concern. In light of our declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

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

The Company adopted the provisions of SFAS 141 at the time of the merger transaction with Wood Alliance, Inc. and has adopted the provisions of SFAS 142 on January 1, 2002. The Company has recorded an $18.0 million impairment of goodwill charge accounted for as a cumulative effect of change in accounting principle in the three months ended March 31, 2002. Under SFAS 142, the Company must complete a transitional impairment test by June 30, 2002. The transitional impairment test is not complete, however the Company has estimated the impairment amount to be $18.0 million. Actual results may differ from this estimate.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of SFAS 143 is not currently expected to have a material impact on our results of operations financial position, or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies are required to adopt SFAS 144 in the first fiscal year beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on our results of operations, financial position or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly results are difficult to predict and are likely to fluctuate, which may have an impact on our stock price.

Our quarterly revenues, expenses and results of operations have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We have historically competed in supplying and distributing technology and products to the general commercial printing sector, which is typically characterized by individual orders from customers for specific printing projects rather than long-term contracts. We have also historically competed in supplying custom merchandise to corporate clients, which is similarly characterized by individual orders for specific projects. Continued engagement for successive jobs depends on the customers’ satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Many of our customers have tended to use a greater portion of their advertising and promotional budgets in the latter half of the year, which historically has resulted and may continue to result in a disproportionately large share of net sales being recognized in the third and fourth quarters. General and administrative expenses are incurred relatively evenly throughout the year, which historically has resulted and may continue to result in a disproportionate share of our net income being reported in the third and fourth quarters. Therefore, the operating results for one quarter may not be a reliable indicator of the results to be expected in any future quarter. Further, our results of operations may fall below market analysts’ expectations in some future quarters, which could lead to a significant decline in the market price of our common stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

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

Based on all of these factors, we believe that our quarterly revenues, expenses, and operating results will be difficult to predict.

We have never been profitable, had an accumulated deficit of $89.8 million as of March 31, 2002 and, as a result, we may be unable to continue as a going concern.

If we fail to increase our revenues and achieve profitability, we may be unable to continue as a going concern. iPrint incurred net losses of $13.4 million in 1999, $36.0 million in 2000, $17.6 million in 2001 and $20.4 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $89.4 million. To become profitable, we must increase our revenues by obtaining new customers and generate additional revenues from existing customers, control our costs and improve our gross margins. We may not have any revenue growth, our revenues could decline, and we will incur losses for the foreseeable future. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

We may be unable to meet our future capital requirements, which could cause us to be unable to continue as a going concern. Any attempts to raise additional capital in the future may cause substantial dilution to our stockholders.

In addition to our revolving line of credit, we may need to seek additional funding in the future and it is uncertain whether such funding will be available on favorable terms, if at all. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report for the year ended December 31, 2001, indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from operations will be sufficient to meet our working capital and operating expenses for the next 12 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, then we will need to reduce expenses further through a variety of cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

We are not in compliance with specific financial ratios and other covenants contained in our revolving line of credit, which may prevent us from requesting advances under the facility.

Our revolving line of credit with a commercial lender contains specific financial ratios and other covenants that must be complied with in order for us to request advances under the facility. These ratios and covenants include, among other things, current ratios, net worth ratios, maximum EBITDA losses, and covenants regarding the collateral and the operation of our business. As of December 31, 2001, we were no longer in compliance with such covenants. On April 12, 2002, we entered into a forbearance agreement with the bank that provides a release from the breached financial covenants through May 31, 2002. We are currently in the process of amending our current revolving line of credit and negotiating other new financing options. If we are unable to complete the financial transaction we are pursuing and we become unable to request advances under the revolving line of credit, we may not be able to meet our spending needs, which could seriously harm our business.

We have been notified by our commercial lender that if we are unable to regain compliance with specific financial ratios and other covenants in our revolving line of credit, it may require repayment of all outstanding amounts borrowed under the facility.

Our revolving line of credit with a commercial lender contains specific financial ratios and covenants that must be complied with in order for us to request advances under the facility. These ratios and covenants include, among other things, current ratios, net worth ratios, and maximum EBITDA losses. As of December 31, 2001, we were no longer in compliance with such covenants. On April 12, 2002, we entered into a forbearance agreement with the bank that provides a release from the breached financial covenants through May 31, 2002. At the conclusion of the forbearance agreement, our lender will have the right to demand repayment of all outstanding funds borrowed under the facility if we are unable to regain compliance with such covenants. As of May 10, 2002, there was $2.6 million outstanding under the facility. The revolving line of credit is secured by substantially all of our assets. If we are unable to repay amounts previously borrowed under the line of credit, the lender may elect to acquire substantially all of our assets, which could prevent us from continuing our operations and would have a material adverse effect on the value of your investment in our common stock.

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

We have allocated the cost of the items described above to the individual assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values. Identifiable intangible assets with finite lives will be amortized over those lives. Intangible assets, including goodwill, with indefinite lives will not be amortized. The amount of purchase costs allocated to goodwill and identifiable intangibles are $25.3 million and $400,000, respectively. Pursuant to Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” goodwill will no longer be subject to amortization over our estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment based on a fair value test. An impairment of goodwill based on a fair value test of $18 million has been recorded as a cumulative effect of accounting change and may have a material adverse effect on iPrint’s earnings and the market value of iPrint’s common stock.

Our securities may be delisted from the Nasdaq National Market System.

The Nasdaq Stock Market, Inc. has notified us that it may delist our common stock from The Nasdaq National Market if we fail to meet the $1.00 per share minimum bid price or the $5 million minimum value of public float requirement for 10 consecutive trading days prior to May 15, 2002. We currently do not comply with either of these requirements. We have applied to transfer our securities to The Nasdaq SmallCap Market. For our shares to be listed on the Nasdaq SmallCap Market, we would not need to meet the $1.00 minimum bid price requirement, and the public float requirement would be $1 million. If our application is accepted, we would then have until August 13, 2002 to comply with the $1.00 minimum bid price requirement. If we were unable to meet this requirement but could demonstrate compliance with the core initial SmallCap listing standards (either net income of $750,000, stockholders’ equity of $5 million, or market capitalization of $50 million), we would then have an additional 180 days to regain compliance with the $1.00 bid price requirement under the current rules.

Should our common stock be delisted from The Nasdaq National Market and our application to transfer to the Nasdaq SmallCap Market be denied, the market price and liquidity of our common stock would be materially adversely affected. In those circumstances, our common stock would trade on the non-Nasdaq over-the-counter market. In such event, one would have to trade our common stock on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, you likely would find it more difficult to trade in or obtain accurate quotations as to the market price of our common stock.

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

From March 8, 2000, the first day of public trading of our common stock, through March 14, 2002, the closing sales prices for our common stock fluctuated between $24.00 and $0.08. On May 8, 2002, the closing price of our common stock was $0.16. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in this report in which we are currently involved, we are involved in any additional securities class action suits, it could result in further, significant costs and diversion of our management’s attention and resources, and would cause the price of our securities to fall.

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

Some of our customer contracts require us to maintain a promotional products inventory as part of our business arrangement. As of March 31, 2002, the value of such inventory maintained by us was $2.1 million. Although our contracts require that the customer pay for any unused inventory at the end of the contract, in the event that these customers fail to reimburse us for this expense or excessive inventory is carried for long periods of time, our business and results of operations will be adversely impacted.

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

Starting on June 15, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, two of our former officers and/or directors, and several investment banking firms that served as underwriters of our March 2000 initial public offering. The cases, which were brought purportedly on behalf of all persons who purchased our common stock between March 7, 2000 and December 6, 2000, have been consolidated.

Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following our initial public offering. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We intend to vigorously defend against these actions. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

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

We are exposed to market risks relating to fluctuations in interest rates. We have calculated the sensitivity of operating results to hypothetical changes in interest rates as if these changes had actually occurred during 2002. Had interest rates during the three months ended March 31, 2002 been 1% less favorable, net loss would have been negatively affected by approximately $14,000. We do not believe that the risk of unfavorable fluctuations in interest rates is significant to our operations.

Part II. Other Information

Item 1.	Legal Proceedings

Starting on June 15, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against iPrint, two of our former officers and/or directors, and several investment banking firms that served as underwriters of our March 2000 initial public offering. The cases, which were brought purportedly on behalf of all persons who purchased our common stock between March 7, 2000 and December 6, 2000, have been consolidated.

Plaintiffs electronically served an amended complaint on or about April 19, 2002. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued following our initial public offering. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We intend to vigorously defend against these actions. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

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

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

We did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPrint Technologies, inc.

By:	/s/ MONTE D. WOOD
Monte D. Wood President and Chief Executive Officer

By:	/s/ DAVID SELTZER
David Seltzer Vice President and Chief Financial Officer

Date: May 15, 2002