Form 10-Q
period 2002-06-30
IPRINT TECHNOLOGIES INC
filed 2002-08-19
CIK 1099795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission file number: 0-29733

iPrint Technologies, inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0436465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3073 Corvin Drive
Santa Clara, CA 95051
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 538-2700

Former name: iPrint.com, inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes ☒   No ☐

As of July 31, 2002, 54,835,040 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

iPrint Technologies, inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

iPrint Technologies, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	June 30, 2002
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,296	$568
Short-term investments	2,111	—
Restricted cash	2,357	—
Accounts and other receivables, net	11,147	6,203
Inventories	1,991	1,951
Prepaid expenses and other current assets	1,032	1,163

Total current assets	20,934	9,885

Property and equipment, net	4,265	2,857
Goodwill	25,296	1,980
Other intangible assets	563	234
Deposits and other assets	657	547

	$51,715	$15,503

Liabilities and Stockholders’ Equity
Current liabilities:
Overdraft	$923	$123
Accounts payable	7,298	5,563
Accrued and other current liabilities	8,096	6,095
Current portion of bank borrowings and capital lease	6,833	3,307

Total current liabilities	23,150	15,088

Non-current portion of loan and lease	6	3
Other long-term liabilities	163	—

Stockholders’ equity:
Common stock	55	55
Additional paid-in capital	98,529	98,424
Notes receivable from stockholder	(205)	(205)
Deferred compensation, net	(579)	(351)
Accumulated deficit	(69,415)	(97,511)
Accumulated other comprehensive income	11	—

Total stockholders’ equity	28,396	412

	$51,715	$15,503

See notes to condensed consolidated financial statements.

iPrint Technologies, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Printed products	$2,346	$11,866	$5,410	$23,789
Other	121	—	239	—

Total revenues	2,467	11,866	5,649	23,789

Cost of sales:
Printed products	1,460	7,954	3,597	15,956
Other	—	—	—	—

Total cost of sales	1,460	7,954	3,597	15,956

Operating expenses:
Research and development (net of stock-based compensation expense of $(3) and $22 for the three months ended June 30, 2001 and 2002, and $(90) and $48 for the six months ended June 30, 2001 and 2002)	1,326	484	2,964	1,013
Sales and marketing (net of stock-based compensation expense of $(6) and $38 for the three months ended June 30, 2001 and 2002, and $(150) and $82 for the six months ended June 30, 2001 and 2002)	1,993	3,489	5,724	6,990
General and administrative (net of stock-based compensation expense of $(8) and $46 for the three months ended June 30, 2001 and 2002, and $(177) and $99 for the six months ended June 30, 2001 and 2002)	1,496	2,030	3,091	4,121
Amortization of deferred compensation, net of forfeitures	(17)	106	(417)	229
Corporate restructuring costs	106	386	394	386

Total operating cost and expenses	4,904	6,495	11,756	12,739

Other income (expense), net	335	(218)	798	(252)

Loss before income tax	(3,562)	(2,801)	(8,906)	(5,158)
Income tax (expense) benefit	—	—	—	—

Loss before cumulative effect of accounting change	(3,562)	(2,801)	(8,906)	(5,158)
Cumulative effect of accounting change	—	—	—	(22,938)

Net loss	$(3,562)	$(2,801)	$(8,906)	$(28,096)

Basic and diluted net loss per share before cumulative effect of accounting change	$(0.12)	$(0.05)	$(0.30)	$(0.09)

Cumulative effect of accounting change per share	$(0.00)	$(0.00)	$(0.00)	$(0.42)

Basic and diluted net loss per share	$(0.12)	$(0.05)	$(0.30)	$(0.51)

Shares used to calculate basic and diluted net loss per share	30,158	54,748	30,130	54,737

See notes to condensed consolidated financial statements.

iPrint Technologies, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities
Net loss	$(8,906)	$(28,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	—	22,938
Depreciation and amortization	1,017	1,585
Provision for doubtful accounts	(23)	(60)
Increase in inventory reserve	—	105
Loss (gain) on disposal of fixed assets	213	1
Loss sale of investments		3
Amortization of deferred compensation	(417)	228
Forgiveness of interest from loans to officers	—	175
Changes in assets and liabilities:
Accounts and other receivables	670	4,589
Inventory	—	(65)
Prepaid expenses and other current assets	18	247
Deposits and other assets	(1,980)	30
Accounts payable	(148)	(1,735)
Accrued liabilities	687	(2,001)

Net cash provided by (used in) operating activities	(8,869)	(2,056)

Cash flows from investing activities
Repayment of loans made to officers	—	320
Purchases of short-term investments	(14,548)	—
Sales and maturities of short-term investments	15,237	2,097
Restricted cash	—	2,357
Capital expenditures	(341)	(12)

Net cash provided by investing activities	348	4,762

Cash flows from financing activities
Net change in overdraft	—	(800)
Repayments of bank borrowings, net	(192)	(3,526)
Payments on capital lease	—	(3)
Proceeds from issuance of preferred and common stock, net of issuance costs	80	20
Repurchase of common stock	(5)	(125)

Net cash used in financing activities	(117)	(4,434)

Net change in cash and cash equivalents	(8,638)	(1,728)
Cash and cash equivalents at beginning of period	19,283	2,296

Cash and cash equivalents at end of period	$10,645	$568

Supplementary information:
Interest paid	$7	$138

Non-cash financing activity:
Deferred compensation related to stock options	$(1,478)	$0

See notes to condensed consolidated financial statements.

iPrint Technologies, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of iPrint Technologies, inc. (“iPrint” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our former auditors included a paragraph in their report for the year ended December 31, 2001 indicating that substantial doubt exists as to our ability to continue as a going concern because we have recurring operating losses, a negative working capital deficit and have failed certain covenants under our bank line of credit. At June 30, 2002, the Company had an accumulated deficit of $97.5 million and a negative working capital of $5.2 million. The Company incurred negative cash flow from operations for the year ended December 31, 2001 and for the six months ended June 30, 2002 and as of December 31, 2001 and June 30, 2002 has failed certain financial covenants under the bank line of credit agreement.

On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the failed financial covenants through May 31, 2002. The forbearance agreement was amended to provide a release from breached financial covenants through July 19, 2002, at which time the Company was again no longer in compliance with the covenants. The Company is currently in the process of exploring other financing options to replace its current facility. On August 12, 2002, in connection with a possible transaction for the purchase of some or all the assets of the Company, the Company obtained a loan from a third party for up to $1.0 million pursuant to a Subordinated Secured Promissory Note. As of August 13, 2002, the Company had received $750,000 of the note. (See Note 16). With this financing in place and with anticipated cash flow from our continuing operations, the Company believes that it will be able to satisfy its short-term working capital needs, interest obligations, and capital expenditure requirements. If the Company is unable to amend the revolving credit facility or complete the financial transactions the Company is pursuing or if the Company is unable to meet its debt service obligations or fund its other liquidity needs, then the Company will need to raise additional funds in order to continue as a going concern. In light of our declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all.

2.    Acquisition

On June 23, 2001, the Company entered into a merger agreement with Wood Alliance, Inc (“Wood”). In connection with the agreement, which was consummated on October 31, 2001, the Company issued 24,842,089 common shares in exchange for all outstanding common and preferred shares of Wood. The acquisition was accounted for as a purchase and accordingly, the results of operations of Wood, from January 1, 2002 to June 30, 2002 have been included in the unaudited condensed consolidated financial statements. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The fair market value of the equity securities issued in the acquisition was approximately $17.0 million and the purchase price was $19.2 million. A portion of the purchase price was identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include $400,000 for Wood’s identifiable customer base and trademark.

The aggregate purchase price of $19.2 million, including acquisition costs, for the Wood acquisition was allocated as follows (in thousands):

Tangible assets acquired	$15,222
Identifiable intangible assets	400
Goodwill	25,296
Liabilities assumed	(21,712)

$19,206

The purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The allocations above are based on management’s estimate of the purchase accounting. The purchase price allocations is subject to revision as management obtains additional information. Revisions of $163,000 were made in the three months ended March, 31, 2002 relating to the recognition of deferred tax liabilities.

The unaudited pro forma financial information for the three and six months ended June 30, 2001 and 2002 is presented below as if the Wood operations had been acquired on January 1, 2001:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(In thousands except per share amounts)
Revenues	$15,535	$11,866	$33,282	$23,789
Net loss	$(4,062)	$(2,801)	$(11,422)	$(28,096)
Shares used in calculating per share amounts	55,000	54,748	54,972	54,737
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.21)	$(0.51)

3.    Accounts and Other Receivables

Accounts receivable consist of the following (in thousands):

	December 31, 2001	June 30, 2002
Trade receivables	$10,173	$6,246
Loans to officers	481	199
Other employee receivables	435	12
Income tax refund	475	—

Allowance for doubtful accounts	(417)	(254)

	$11,147	$6,203

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $721,423. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $18,942, with a final balloon payment of all remaining principal and accrued interest due in April 2005. As of June 30, 2002, there remained $198,813 in outstanding principal and $27,000 of interest was forgiven.

In April 2001, the Company received from an officer, a full-recourse, secured demand note in an aggregate principal amount of $160,000. The note bears interest at 8.56% per annum and is payable quarterly in the amount of $4,195, with a final balloon payment of all remaining principal and accrued interest due in April 2005. The loan was repaid as of February 28, 2002.

4.    Inventory

Inventories consist of the following (in thousands):

	December 31, 2001	June 30, 2002
Company merchandise store	$1,549	$1,688
Custom order merchandise	442	263

	$1,991	$1,951

5.    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Base on the results of the Company’s transitional impairment testing, the Company recorded a $23.0 million impairment of goodwill related to the 2001 acquisition of Wood Alliance, Inc. The impairment was recorded as a cumulative effect of accounting change of which $18.0 million was initially recorded in the three months ended March 31, 2002 upon completion of the first step of the transitional impairment test consistent with SFAS No. 142. An additional $5.3 million was recorded as a restatement of the results of operations for the three months ended March 31, 2002. The Company will continue to review for impairment the remaining goodwill at least annually.

6.    Net Loss per Share

Basic and diluted net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Potential common shares from conversion of redeemable convertible preferred stock and exercise of stock options and warrants are excluded from diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities were 3,333,377 shares and 12,079,575 shares for the six months ended June 30, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(In thousands except per share amounts)
Numerator:
Net loss	$(3,562)	$(2,801)	$(8,906)	$(28,096)
Denominator:
Denominator for basic and diluted earnings per share—weighted average shares	30,158	54,748	30,130	54,737
Basic and diluted net loss per share	$(0.12)	$(0.05)	$(0.30)	$(0.51)

7.    Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The object of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders (“comprehensive loss”). Comprehensive loss is the total of net loss and all other non-owner changes in equity.

The components of comprehensive loss for the three and six month periods ended June 30, 2001 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(In thousands)
Net loss	$(3,562)	$(2,801)	$(8,906)	$(28,096)
Unrealized gain (loss) on short-term investments	12	—	6	—

Comprehensive loss	$(3,550)	$(2,801)	$(8,900)	$(28,096)

Accumulated other comprehensive income (loss) at June 30, 2001 consisted of an unrealized loss on short-term investments of $6,000.

8.    Deferred Stock-Based Compensation

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 2002, the Company recorded deferred stock-based compensation of $3.1 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, less cancellations. This amount is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options, generally four years. In accordance with Accounting Principles Board Opinion No. 25, certain previously expensed amounts were reversed during the three and six months ended June 30, 2001, due to the cancellations of unvested options. The net recovery of previously expensed deferred compensation was $17,000 and $417,000 for the three and six months ended June 30, 2001, respectively.

The amortization amount of deferred compensation for the three and six months ended June 30, 2002 is $106,000 and $229,000, respectively. The amount of deferred compensation expense that is currently estimated to be recorded in future periods could be decreased if options for which accrued but unvested compensation has been recorded are forfeited.

9.    Stockholders’ Receivable

In November 1999, the Company granted an immediately exercisable option to purchase 290,000 shares of common stock at an exercise price of $2.26 to an officer. The Company also issued to the same officer a promissory note in an aggregate principal amount of $655,400 in connection with the exercise of stock options. On February 2, 2001, upon termination of the officer’s employment, the Company repurchased 199,374 of the unvested shares of common stock at the original price of $2.26 reducing the principal of the promissory note to $204,815. The note bears interest at 5.96% per annum and is due in November 2003. As of June 30, 2002, $68,319 of interest was forgiven.

10.    Corporate Restructuring Costs

During the second quarter of 2002, the Company announced a restructuring plan and recorded approximately $386,000 charge. The charge included costs of severance, consulting services and vacating certain facilities. The workforce was reduced by an additional 12 employees. As of June 30, 2002, the Company had approximately $187,000 remaining in restructure reserve.

The restructuring reserve consists of the following amounts (in thousands):

	Original Charge	Non-Cash Charges	Cash Payments	Restructure Reserve as of June 30, 2002
Components:
Workforce reduction	$59	$—	$20	$39
Consolidation of excess facilities	133	—	11	122
Consulting services and other charges	194	—	168	26

	$386	$—	$199	$187

11.    Barter Transactions

For the three and six month periods ended June 30, 2001, the Company had advertising barter transactions whereby its advertisements were placed on co-labeled third parties’ websites in exchange for certain of its products offered to customers of co-labeled third parties. The Company accounts for barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Barter transactions are recorded at the fair value of goods provided or advertising services received, whichever is more readily determinable in the circumstances and only if there is verifiable objective evidence provided by an equal amount of cash transactions within six months preceding the barter transactions. Revenues from barter transactions for the three and six month periods ended June 30, 2001 amounted to $43,000 and $119,000 compared to no revenue for the same periods in 2002.

12.    Financial Instruments and Concentration of Credit Risk

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

The Company sells a variety of printed and promotional products to end user customers. The products and services are available to our customers through the following channels: custom merchandise and specialized print services, company store programs, corporate e-Print centers and private-labeled, affiliate, and iPrint.com retail website solutions. One customer accounted for 11% and 12% of total revenue for the three and six months ended June 30, 2002. The same customer accounted for 9% of outstanding accounts receivable balance as of June 30, 2002. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales.

The Company has operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, the Company has not had any material exposure to foreign currency rate fluctuations.

13.    Borrowing Arrangements

On May 4, 2001, the Company terminated its line of credit agreement with a bank and the remaining outstanding loan of approximately $190,000 was paid in full. In connection with this agreement, the Company previously issued a warrant to purchase 12,000 shares of Series C redeemable convertible preferred stock at $6.00 per share. On May 4, 2001 this warrant was cancelled.

On November 1, 2001, the Company obtained a new bank line of credit. As of June 30, 2002, the Company had borrowings outstanding on this line of $3.3 million under a $10 million revolving bank line of credit which was payable on demand. The line of credit bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of June 30, 2002, the rate was approximately 7.25%. Interest expense totaled $60,000 and $133,000 and for the three and six months ended June 30, 2002, respectively. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 50% of eligible inventory. The bank has senior security interest in all assets of the Company and proceeds thereof.

The line of credit agreement contains restrictive financial covenants, including, among other restrictive covenants, the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at June 30, 2002.

On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the failed financial covenants through May 31, 2002. The forbearance agreement was amended to provide a release from breached financial covenants through July 19, 2002, at which time we were again no longer in compliance with the covenants.

On August 12, 2002, in connection with a possible transaction for the purchase of some or all the assets of the Company, the Company obtained a loan from a third party for up to $1.0 million pursuant to a Subordinated Secured Promissory Note. As of August 13, 2002, the Company had received $750,000 of the note. The note bears interest at the rate of 7.25% and all amounts borrowed pursuant to the note are payable on August 12, 2003 or at such earlier date on which the note provides for acceleration. All amounts borrowed pursuant to the note are fully secured by a Security Agreement dated August 12, 2002, which grants the third party a security interest in substantially all of the Company’s assets, subject to the lien relating to the bank line of credit discussed above.

14.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

On June 20, 2002, the FASB’s Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (includes those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated income statement but believes it will have a material impact on total revenues and expenses. The consensus will have no impact on net income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

15.    Legal Matters

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

16.    Subsequent Events

On August 12, 2002, in connection with a possible transaction for the purchase of some or all the assets of the Company, the Company obtained a loan from a third party for up to $1.0 million pursuant to a Subordinated Secured Promissory Note. As of August 13, 2002, the Company had received $750,000 of the note. The note bears interest at the rate of 7.25% and all amounts borrowed pursuant to the note are payable on August 12, 2003 or at such earlier date on which the note provides for acceleration. All amounts borrowed pursuant to the note are fully secured by a Security Agreement dated August 12, 2002, which grants the third party a security interest in substantially all of the Company’s assets, subject to the lien relating to the bank line of credit discussed above.

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

Critical Accounting Policies

The Company believes there have been no significant changes in our critical accounting policies during the quarter ended June 30, 2002, as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Percentage of Total Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	67.0	63.7	67.1

Gross margins	40.8	33.0	36.3	32.9

Operating expenses:
Research and development	53.7	4.1	52.5	4.2
Sales and marketing	80.8	29.4	101.3	29.4
General and administrative	60.6	17.1	54.7	17.3
Amortization of deferred compensation	(0.6)	0.9	(7.4)	1.0
Corporate restructuring costs	4.3	3.3	7.0	1.6

Total operating expenses	198.8	54.8	208.1	53.5

Loss from operations	(158.0)	(21.8)	(171.8)	(20.6)
Other income, net	13.6	(1.8)	14.1	1.1

Loss before income taxes	(144.4)	(23.6)	(157.7)	(21.7)
Income tax (expense) benefit	0.0	0.0	0.0	0.0

Loss before cumulative effect of accounting change	(144.4)	(23.6)	(157.7)	(21.7)
Cumulative effect of accounting change	0.0	0.0	0.0	(96.4)

Net loss	(144.4)%	(23.6)%	(157.7)%	(118.1)%

Revenues

Revenues are recognized when persuasive evidence of an arrangement exists, the product has shipped, the sales price is fixed and determinable, and collection of the receivable is probable. We take title to all products we instruct our commercial print vendors to produce. Revenues were $2.5 million and $11.9 million for the three months ended June 30, 2001 and 2002, respectively, representing an increase of 9.4 million or 381% in 2002 over 2001. Revenues for the six months ended June 30, 2002 were $23.8 million compared to $5.6 million from the same period in 2001, representing an increase of $18.1 million or 321%. The increase is due to a decrease in iPrint revenue for the three and six months ended June 30, 2002 offset by three and six months of revenue from Wood, as the prior year amounts do not include the results from Wood which was acquired October 31, 2001.

The following table sets forth percentage of revenues by channel for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Percentage of Revenues by Channel:
Custom merchandise and specialized print services	47%	79%	45%	80%
iPrint.com, private-labeled and affiliate website solutions	53	6	55	6
Company merchandise stores	—	14	—	13
Corporate e-Print centers	—	1	—	1

Total	100%	100%	100%	100%

Cost of Sales

Cost of sales increased to $8.0 million and $16.0 million for the three and six months ending June 30, 2002 from $1.5 million and $3.6 million for the same periods in 2001. The increase was primarily due to increased sales from Wood. Gross margins were 33.0% for the three months ended June 30, 2002, as compared to 40.8% for the same period in 2001, representing a decrease of 7.8%. For the six months ended June 30, 2002 and 2001, gross margins were 33.0% and 36.3%, representing a decrease of 3.3%. The decrease in gross margins for both periods consists primarily of decreased gross margins from custom merchandise and specialized print services offset by improved margins from the website solutions.

Research and Development

Research and development expenses were $484,000 for the three months ended June 30, 2002, as compared to $1.3 million for the same period in 2001, representing a decrease of $842,000 or 63.5%. For the six months ended June 30, 2002 and 2001, research and development expenses were $1.0 million and $3.0 million, representing a decrease of $2.0 million or 65.8%. The decreases in research and development expenses for the comparable three and six month periods in 2002 were primarily attributable to decreases in the number of research and development personnel and in consultant and outside contractor costs.

Sales and Marketing

Sales and marketing expenses were $3.5 million and $2.0 million for the three months ended June 30, 2002 and 2001, representing an increase of $1.5 million, or 75.1%. During the six months ending June 30, 2002, sales and marketing expenses were $7.0 million, representing an increase of 22.1% over sales and marketing expenses of $5.7 million for the same period in 2001. The increases in sales and marketing expenses for the three months ended June 30, 2002 as compared to the same period in 2001 was primarily due to increased sales and marketing expense from Wood offset by a decrease in advertising and promotional spending and decrease for promotional products given away for free.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2002 increased to $2.0 million, or 35.7%, from $1.5 million for the same period in 2001. During the six months ended June 30, 2002, general and administrative expenses were $4.1 million, representing a increase of 33.3% over general and administrative expenses of $3.1 million for the same period in 2001. The increases in general and administrative expenses for the comparable three and six month periods were primarily attributable to an increase in general and administrative expenses associated with Wood.

Amortization of Stock-based Compensation

Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amount to be amortized is decreased by cancellations from terminated employees to the extent that options cancelled were unvested at the date of termination. Due to the decrease in personnel during the three and six months ended June 30, 2001, cancellations of unvested stock options outstanding have contributed to a reduction of $339,000 and $1.1 million of deferred compensation, respectively. As of June 30, 2002, we had a remaining balance of $351,000 of deferred compensation to be amortized.

Other Income (Expense), net

Other income (expense), net was $218,000 and $252,000 of expense for the three and six months ended June 30, 2002 compared to $335,000 and $ 798,000 of income for the same period in 2001. The decreases were primarily due to a decrease in interest income earned from lower average cash balances as offset by interest expense from the line of credit obtained in the Wood acquisition.

Net Loss

Net loss was $2.8 million and $28.1 million for the three and six months ending June 30, 2002 as compared to $3.6 million and $8.9 million for the same periods in 2001. The $19.2 million increase in net loss was the result of a $23.0 million charge for a cumulative effect of accounting change, and increased general and administrative and selling and marketing expenses offset by a decrease in research and development expenses.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash, cash equivalents and short-term investments balances that totaled $568,000 as of June 30, 2002, compared to $4.4 million as of December 31, 2001. The Company has an overdraft balance of $123,000 and $923,000 as of June 30, 2002 and December 31, 2001, respectively, which represents outstanding checks.

Net cash used in operations for the six months ended June 30, 2002 was $2.1 million compared to $8.9 million for the same period in 2001. The decrease is primarily the result of lower net losses, adjusted for cumulative effect of accounting change, depreciation and amortization charges and increases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2002 compared with $348,000 for the same period in 2001. The cash provided by investing activities was related to the sale and maturities of short-term investments of $2.1 million, the release of restricted cash of $2.4 million and repayments of loans made to officers.

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2002, compared to net cash provided of $117,000 for the same period in 2001. Cash used in financing activities was primarily due to repayments of bank borrowings and net change in overdraft.

As of June 30, 2002, the Company had borrowings outstanding of $3.3 million under a $10.0 million revolving bank line of credit, which is payable on demand. The loan bears interest at a floating rate per annum equal to the bank’s announced base interest rate plus 0.50%. As of June 30, 2002, the interest rate was 7.25%. Borrowings under the line of credit were limited to 80% of eligible accounts receivable and 50% of inventory. The bank has a senior security interest in all assets of the Company and the proceeds thereof. The line of credit agreement contains restrictive financial covenants, including the maintenance of a minimum current ratio of 1.0 to 1.0, a minimum Tangible Effective Net Worth ratio to debt of 2.5 to 1.0 and maximum EBITDA losses. The Company was not in compliance with these covenants at June 30, 2002. On April 12, 2002, the Company entered into a forbearance agreement with the bank that provides for a release from the breached financial covenants through May 31, 2002. The forbearance agreement was amended to provide a release from breached financial covenants through July 19, 2002, at which time we were again no longer in compliance with the covenants.

As of June 30, 2002, the Company had an accumulated deficit of $97.5 million and a working capital deficit of $5.2 million. The Company incurred negative cash flow from operations for the year ended December 31, 2001, and breached certain financial covenants under the existing bank line of credit agreement. Our former auditors included a paragraph in their report for the year ended December 31, 2001 indicating that substantial doubt exists as to our ability to continue as a going concern because we have recurring operating losses, a working capital deficit and have breached certain covenants under our existing bank line of credit. We are currently in the process of amending our current revolving credit facility and negotiating other new financing options to possibly replace our existing revolving credit facility. If we are unable to amend the revolving credit facility or complete the new financial transactions we are pursuing or if we are unable to meet our debt service obligations or fund our other liquidity needs, then we will need to raise additional funds in order to continue as a going concern. Additionally, because we are not in compliance with the covenants of our credit facility, the bank could demand immediate repayment of all amounts borrowed under the facility, which could seriously harm our business and result in our inability to continue as a going concern. In light of our declining stock price and the extreme volatility in the capital markets, additional funding may not be available on favorable terms or at all.

On August 12, 2002, in connection with a possible transaction for the purchase of some or all the assets of the Company, the Company obtained a loan from a third party for up to $1.0 million pursuant to a Subordinated Secured Promissory Note dated August 12, 2002. As of August 13, 2002, the Company had received $750,000 of the note. The note bears interest at the rate of 7.25% and all amounts borrowed pursuant to the note are payable on August 12, 2003 or at such earlier date on which the note provides for acceleration. All amounts borrowed pursuant to the note are fully secured by a Security Agreement dated August 12, 2002, which grants the third party a security interest in substantially all of the Company’s assets, subject to the lien relating to the bank line of credit discussed above.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

On June 20, 2002, the FASB’s Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (includes those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated income statement but believes it will have a material impact on total revenues and expenses. The consensus will have no impact on net income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have never been profitable, had an accumulated deficit of $97.5 million as of June 30, 2002 and, as a result, we may be unable to continue as a going concern.

If we fail to increase our revenues and achieve profitability, we may be unable to continue as a going concern. We incurred net losses of $13.0 million in 1999, $36.0 million in 2000, $17.6 million in 2001 and $28.1 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $97.5 million. To become profitable, we must increase our revenues by obtaining new customers and generate additional revenues from existing customers, control our costs and improve our gross margins. We may not have any revenue growth, our revenues could decline, and we will incur losses for the foreseeable future. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our former auditors included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

We may be unable to meet our future capital requirements, which could cause us to be unable to continue as a going concern. Any attempts to raise additional capital in the future may cause substantial dilution to our stockholders.

In addition to our revolving line of credit, we are seeking additional funding and it is uncertain whether such funding will be available on favorable terms, if at all. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our former auditors included a paragraph in their report for the year ended December 31, 2001, indicating that substantial doubt exists as to our ability to continue as a going concern. Our cash balance, collections on accounts receivable and funding from operations will not be sufficient to meet our working capital and operating expenses for the next 12 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, then we will need to reduce expenses further through a variety of cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

We are not in compliance with specific financial ratios and other covenants contained in our revolving line of credit, which may prevent us from requesting advances under the facility.

Our revolving line of credit with a commercial lender contains specific financial ratios and other covenants that must be complied with in order for us to request advances under the facility. These ratios and covenants include, among other things, current ratios, net worth ratios, maximum EBITDA losses, and covenants regarding the collateral and the operation of our business. As of December 31, 2001, we were no longer in compliance with such covenants. On April 12, 2002, we entered into a forbearance agreement with the bank that provides a release from the breached financial covenants through May 31, 2002. The forbearance agreement was amended to provide a release from breached financial covenants through July 19, 2002, at which time we were again no longer in compliance with the covenants. Because we are not in compliance with the covenants of our credit facility, the bank could demand immediate repayment of all amounts borrowed under the facility, which could seriously harm our business and result in our inability to continue as a going concern.

We have been notified by our commercial lender that if we are unable to regain compliance with specific financial ratios and other covenants in our revolving line of credit, it may require immediate repayment of all outstanding amounts borrowed under the facility.

The forbearance agreement was amended to provide a release from breached financial covenants through July 19, 2002, at which time our lender has the right to demand repayment of all outstanding funds borrowed under the facility if we are unable to regain compliance with such covenants. As of August 8, 2002, there was $3.1 million outstanding under the facility. The revolving line of credit is secured by substantially all of our assets. If we are unable to repay amounts previously borrowed under the line of credit, the lender may elect to acquire substantially all of our assets, which could prevent us from continuing our operations and would have a material adverse effect on the value of your investment in our common stock.

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

Limitations on the availability of credit extended to us by our manufacturing or outside commercial print vendors could have an immediate material adverse effect on our business.

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

Failure to successfully integrate and to achieve the anticipated benefits of our merger with Wood Alliance, Inc. could harm our business and results of operations.

We anticipate that our merger with Wood will result in benefits for the combined company. Achieving these benefits will depend on a number of factors, some of which include:

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

Purchase business combination accounting may adversely affect our operating results.

Our acquisition of Wood has been accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. We have recorded the following as the cost of acquiring Wood:

•	the market value of our common stock issued in connection with the merger;

•	the fair value of the options to purchase Wood common stock that were converted into options to purchase iPrint common stock in connection with the merger; and

•	the amount of direct transaction costs we incurred.

We have allocated the cost of the items described above to the individual assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values. Identifiable intangible assets with finite lives will be amortized over those lives. Intangible assets, including goodwill, with indefinite lives will not be amortized. The amount of purchase costs allocated to goodwill and identifiable intangibles are $25.3 million and $400,000, respectively. Pursuant to Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” goodwill will no longer be subject to amortization over our estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment based on a fair value test. An impairment of goodwill based on a fair value test of $23.0 million has been recorded as a cumulative effect of accounting change and may have a material adverse effect on our earnings and the market value of our common stock.

Our securities may be delisted from the Nasdaq SmallCap Market.

At our request, and in response to a probability of being delisted from the Nasdaq National Market, our securities were transferred to the Nasdaq SmallCap Market on June 11, 2002. On August 14, 2002, we received a notice from Nasdaq that we are not in compliance with the $1.00 per share minimum bid price requirement and if we are not able to meet this requirement by February 10, 2003, we could be delisted. As of August 15, 2002, our stock price closed at $0.10 per share. Notwithstanding the August 14, 2002 letter from Nasdaq, we could be delisted prior to February 10, 2003 for failure to demonstrate compliance with the applicable continued listing requirements for Nasdaq SmallCap Market of, alternatively, at least $2.5 million in stockholders equity, $35 million in market capitalization, or $500,000 in net income for the most recently completed fiscal year. As of June 30, 2002, our stockholders equity was $412,000, our market capitalization was $5.5 million and we had $17.6 million net loss for the most recent fiscal year. As a result, Nasdaq might provide notice to us that we must demonstrate compliance with the continued listing requirements within 30 calendar days from the date of notice or be delisted.

On July 18, 2002 we received a notice from Nasdaq that our stock could be delisted if we do not comply with the requirement that our audit committee have at least three members who are independent directors. We currently have only two independent directors on our board of directors and audit committee. While we anticipate that we will comply with this requirement prior to September 13, 2002, if our current independent director candidates cannot be elected to our board of directors and audit committee and we are unable to recruit an independent director within a time period that is acceptable to Nasdaq, Nasdaq could take action to delist our securities from the Nasdaq SmallCap Market.

Should our common stock be delisted from the Nasdaq SmallCap Market, the market price and liquidity of our common stock would be materially adversely affected. In those circumstances, our common stock would trade on the non-Nasdaq over-the-counter market. In such event, one would have to trade our common stock on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, you likely would find it more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, our delisting from the Nasdaq Small Cap Market would likely severely reduce the liquidity of our common stock and damage our general business reputation and thus may harm our financial condition and operating results.

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

From March 8, 2000, the first day of public trading of our common stock, through August 8, 2002, the closing sales prices for our common stock fluctuated between $24.00 and $0.08. On August 8, 2002, the closing price of our common stock was $0.11. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in this report in which we are currently involved, we are involved in any additional securities class action suits, it could result in further, significant costs and diversion of our management’s attention and resources, and would cause the price of our securities to fall.

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

The printing industry and emerging e-printing businesses are highly competitive and intense competition could negatively impact our business.

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

Wood’s success has historically depended on its ability to attract, motivate and retain high quality sales representatives. Although we are not dependent upon any one or any affiliated group of sales representatives for a material amount of revenues, should a sales representative’s relationship with us be terminated, customers serviced by the representative may cease to purchase our products and services. Our inability to pay overdue commissions to certain of our salespersons due to our lack of working capital may result in key salespersons leaving the Company. There can be no assurance that there will not be a significant turnover rate in the future.

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

Some of our customer contracts require us to maintain a promotional products inventory as part of our business arrangement. As of June 30, 2002, the value of such inventory maintained by us was $2.0 million. Although our contracts require that the customer pay for any unused inventory at the end of the contract, in the event that these customers fail to reimburse us for this expense or excessive inventory is carried for long periods of time, our business and results of operations will be adversely impacted.

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

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. We intend to vigorously defend against these actions. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and other personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has had and will likely continue to have an adverse impact on us. Any unfavorable outcome of the litigation could also have an adverse impact on our business, financial condition and results of operation.

In addition to the litigation described above, from time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.

We are controlled by our executive officers, directors and major stockholders whose interests may conflict with yours.

Our executive officers, directors and major stockholders beneficially own approximately 52% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to fluctuations in interest rates. We have calculated the sensitivity of operating results to hypothetical changes in interest rates as if these changes had actually occurred during 2002. Had interest rates during the three and six months ended June 30, 2002 been 1% less favorable, net loss would have been negatively affected by approximately $7,000 and $21,000, respectively. We do not believe that the risk of unfavorable fluctuations in interest rates is significant to our operations.

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

None.

Item 3.     Defaults on Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Santa Clara, California on May 29, 2002. The matters voted upon and the voting of the Company’s stockholders are as follows:

1.	The election of directors:

	For	Withhold
Edward C. Driscoll, Jr.	46,550,462	163,899

After the meeting, Royal P. Farros, Monte D. Wood, James P. McCormick, J.A. Heidi Roizen and Gordon T.M. Case continued their terms in office as directors.

2.
Approval of each of nineteen separate alternative amendments to the Company’s certificate of incorporation to effect a reverse split of its outstanding Common Stock, by a ratio of 1-for-2, 1-for-3, 1-for-4, 1-for-5, 1-for-6, 1-for-7, 1-for-8, 1-for-9, 1-for-10, 1-for-11, 1-for-12, 1-for-13, 1-for-14, 1-for-15, 1-for-16, 1-for-17, 1-for-18, 1-for-19, or 1-for-20:

For	46,304,971
Against	315,231
Abstain	94,159
Broker Non-Votes	—

Item 5.     Other Information

In June 2002, J.A. Heidi Roizen, resigned as director of iPrint.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Exhibit Title

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1.	A current report on Form 8-K was filed with the Securities and Exchange Commission by iPrint.com, inc. on June 6, 2002 regarding the Company’s change in certifying accountants.

2.	A current report on Form 8-K was filed with the Securities and Exchange Commission by iPrint Technologies, inc. on August 12, 2002 regarding the Company’s change in certifying accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPrint Technologies, inc.

By:	/s/ MONTE D. WOOD
Monte D. Wood President and Chief Executive Officer

By:	/s/ DAVID SELTZER
David Seltzer Vice President and Chief Financial Officer

Date: August 19, 2002